Form 10-Q
period 1998-03-31
TRISTAR AEROSPACE CO
filed 1998-06-12
CIK 1055231

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 1998

                                         OR

[   ]    Transition Report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the Transition Period from ______ to ______

                         COMMISSION FILE NUMBER 333-46335

                               TRISTAR AEROSPACE CO.
               (Exact name of registrant as specified in its charter)

            DELAWARE                                    75-2665751
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

                               2527 Willowbrook Road
                                     Suite 200
                             Dallas, Texas 75220-4420
                      (Address of principal executive offices)

                                    214-956-3400
             (Registrant's telephone number, including area code)

   (Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes      No   X
              -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                   Number of shares outstanding at June 11, 1998
Common Stock, $.01 par value                         16,992,742

                               TRISTAR AEROSPACE CO.

                                     FORM 10-Q

                            Quarter Ended March 31, 1998


                                 TABLE OF CONTENTS


                         PART I -- FINANCIAL INFORMATION

Item

1.       Financial Statements

2.       Management's Discussion and Analysis of Financial
           Condition and Results of Operations

                           PART II -- OTHER INFORMATION

1.       Legal Proceedings

2.       Changes in Securities and Use of Proceeds

5.       Other Information

6.       Exhibits and Reports on Form 8-K

         Signatures

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                                   March 31,    September 30,
                                                                     1998           1997
                                                                   ---------    -------------
ASSETS
Current assets:
  Cash                                                             $  5,158      $  4,764
  Accounts receivable, net                                           29,700        24,305
  Inventories, net                                                   86,133        69,085
  Other assets                                                        1,845         1,526
                                                                   --------      --------
    Total current assets                                            122,836        99,680
Property & equipment, net                                             2,015         1,623
Intangibles & other assets, net                                       8,770         8,932
                                                                   --------      --------
      Total assets                                                 $133,621      $110,235
                                                                   --------      --------
                                                                   --------      --------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $ 22,847      $ 18,308
  Accrued liabilities & other                                         6,763         9,768
                                                                   --------      --------
    Total current liabilities                                        29,610        28,076
Long-term debt                                                       63,000        49,000
Stockholders' equity
  Common stock, $.01 par value, 40,000,000 shares authorized            166           166
  Additional paid-in capital                                         21,455        21,101
  Retained Earnings                                                  19,390        11,892
                                                                   --------      --------
    Total stockholders' equity                                       41,011        33,159
                                                                   --------      --------
      Total liabilities & stockholders' equity                     $133,621      $110,235
                                                                   --------      --------
                                                                   --------      --------

 The accompanying notes are an integral part of these condensed, consolidated financial statements.

                       TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    (UNAUDITED)

                                                              Three Months                   Six Months
                                                             Ended March 31,               Ended March 31,
                                                        ------------------------      -----------------------
                                                           1998           1997           1998          1997
                                                        ---------      ---------      ---------     ---------
Revenues                                                $  45,768      $  34,531      $  88,404     $  65,496
Cost of goods sold                                         30,998         23,800         60,415        44,808
                                                        ---------      ---------      ---------     ---------
  Gross Profit                                             14,770         10,731         27,989        20,688
Selling, general & administrative expenses                  7,107          5,023         13,146         9,470
Compensation expense of stock options                           -              -            354           -
                                                        ---------      ---------      ---------     ---------
  Operating Income                                          7,663          5,708         14,489        11,218

Interest and other expense
  Interest Expense                                          1,284          1,300          2,489         2,847
  Other Income                                                (32)            (2)           (83)           (2)
                                                        ---------      ---------      ---------     ---------
Income before Taxes                                         6,411          4,410         12,083         8,373
Provision for income taxes                                  2,436          1,662          4,585         3,181
                                                        ---------      ---------      ---------     ---------
Net Income                                               $  3,975       $  2,748       $  7,498      $  5,192
                                                        ---------      ---------      ---------     ---------
                                                        ---------      ---------      ---------     ---------
Earnings per share:
  Basic                                                  $   0.24       $   0.18       $   0.45      $   0.34
  Diluted                                                $   0.22       $   0.18       $   0.41      $   0.34

Weighted average shares outstanding:
  Basic                                                    16,583         15,679         16,583        15,395
  Diluted                                                  18,158         15,679         18,158        15,395

 The accompanying notes are an integral part of these condensed, consolidated financial statements.

                       TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                                          Six Months
                                                                        Ended March 31,
                                                                     ---------------------
                                                                      1998           1997
                                                                     ------         ------
Cash flows from operating activities:
  Net income                                                       $  7,498        $ 5,192
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                      713            715
     Provision for doubtful accounts                                    (30)           550
     Provision for excess and obsolete inventories                    1,169          1,073
     Compensation expense of stock options                              354             --
  Changes in operating assets and liabilities
     (Increase) decrease in accounts receivable                      (5,365)        (5,409)
     (Increase) decrease in inventories                             (18,216)           217
     (Increase) decrease in other assets                               (448)          (171)
     Increase (decrease) in accounts payable & accrued expenses       1,534          2,248
                                                                   --------        -------
       Net cash provided by (used in) operating activities          (12,792)         4,415
                                                                   --------        -------
Cash flows from investing activities:
  Capital expenditures                                                 (814)          (215)
                                                                   --------        -------
       Net cash provided by (used in) investing activities             (814)          (215)
                                                                   --------        -------
Cash flows from financing activities:
  Borrowings on revolving facility                                   14,000          5,700
  Payments on revolving facility                                         --        (10,500)
                                                                   --------        -------
       Net cash provided by (used in) financing activities           14,000         (4,800)
                                                                   --------        -------
Net increase (decrease) in cash                                         394           (600)
Cash, beginning of period                                             4,764          1,522
                                                                   --------        -------
Cash, end of period                                                $  5,158        $   922
                                                                   --------        -------
                                                                   --------        -------

Supplemental cash flow information:
  Cash paid for interest                                           $  2,458        $  2,128
  Cash paid for income taxes                                          4,747              --

 The accompanying notes are an integral part of these condensed, consolidated financial statements.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Section 13 of the Securities Exchange Act of 1934 filed pursuant to Rule 13a - 13 and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of March 31, 1998 and September 30, 1997, and the results of operations and cash flows for the three and six month periods ended March 31, 1998 and 1997. The results of operations for the three and six month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's prospectus dated April 30, 1998.

NOTE 2 - SUBSEQUENT EVENT
In December 1997, 158,000 options were issued to an executive at a discount from the fair market value at the date of grant. Of the shares, 31,600 became exercisable immediately and the Company recorded additional compensation expense of $354,000 for the three month period ended December 31, 1997. The remaining 126,400 options vested when the Company's initial public offering was completed in April, 1998, which will result in compensation expense of $1,133,000 to be recorded in the third quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in the Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TriStar Aerospace Co. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among others, the following: competition; dependence on the commercial aircraft industry; customer concentration; availability of hardware; success of operating initiatives; adverse publicity; changes in business strategy; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; and other factors referenced in the Company's prospectus dated April 30, 1998.

GENERAL
The Company is both a leading distributor of aerospace fasteners, fastening systems and related hardware and a leading provider of customized inventory management services to original equipment manufacturers of aircraft and aircraft components, to commercial airlines and aircraft maintenance, repair and overhaul facilities. In fiscal year 1997 approximately 59% of the Company's revenues were derived from traditional distribution sales and services ("conventional sales") and approximately 41% of the Company's revenues were derived from sales of as a result the Company's long-term inventory management agreements ("JIT services"). For the six months ended March 31, 1998 conventional sales and JIT services represented 59% and 41% of revenues, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES
Revenues increased $11.2 million, or 32.5%, to $45.8 million for the three month period ended March 31, 1998 compared to $34.5 million for the same period in 1997. The Company's revenues have increased primarily due to an expansion of service levels under certain JIT agreements and growth in customer demand resulting from increased aircraft build rates.

GROSS PROFIT
Gross profit increased $4.0 million, or 37.6%, to $14.8 million for the three month period ended March 31, 1998, compared to $10.7 million for the same period in 1997. The increase in gross profit was primarily due to an increase in revenues as noted above. Gross margin as a percentage of sales increased to 32.3% for the three months ended March 31 1998 compared to 31.1% for the same period in 1997. The increase in gross margin as a percentage of sales was due mainly to reduced freight expense and a lower provision for excess and obsolete inventory as a result of the Company's ability to better manage inventory turnover.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased $2.1 million, or 41.5%, to $7.1 million for the three months ended March 31, 1998, compared to $5.0 million for the same period in the prior year. The increase was primarily due to increased personnel costs related to building the management team and providing support for initiatives to improve the effectiveness of operations and administration necessary to support the growth in revenues.

NET INCOME
Net income increased $1.2 million, or 44.7%, to $4.0 million, or $0.22 per diluted share, for the three months ended March 31, 1998, compared to $2.7 million, or $0.18 per diluted share, for the same period in the 1997. The increase in net income was primarily due to an increase in revenues and gross margins, which was somewhat offset by an increase in selling, general and administrative expenses.

SIX MONTHS ENDED MARCH 31, 1998 AND 1997

REVENUES
Revenues increased $22.9 million, or 35.0%, to $88.4 million for the six month period ended March 31, 1998 compared to $65.5 million for the same period in 1997. The Company's revenues have increased primarily due to an expansion of service levels under certain JIT agreements and growth in customer demand resulting from increased aircraft build rates.

GROSS PROFIT
Gross profit increased $7.3 million, or 35.3%, to $28.0 for the six month period ended March 31, 1998, compared to $20.7 million for the same period in 1997. The increase in gross profit was primarily due to an increase in revenues as noted above. Gross margin as a percentage of sales was 31.7% for the six months ended March 31, 1998 compared to 31.6% for the same period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses (including compensation expense of stock options) increased $4.0 million, or 42.6%, to $13.5 million for the six months ended March 31, 1998, compared to $9.5 million for the same period in 1997. The increase was primarily due to increased personnel costs related to building the management team and providing support for initiatives to improve the effectiveness of operations and administration necessary to support the growth in revenues.

INTEREST EXPENSE
Interest expense decreased by $0.4 million, or 12.6% to $2.5 million for the six months ended March 31, 1998 as compared to $2.9 million for the same period in 1997. The decrease in interest expense was primarily due to a decrease in the interest rate applicable under the Company's Credit Facility in the period ended March 31, 1998 as compared to the same period in 1997.

NET INCOME
Net income increased $2.3 million, or 44.4%, to $7.5 million, or $0.41 per diluted share, for the six months ended March 31, 1998 as compared to $5.2 million, or $0.34 per diluted share, for the same period in 1997. The increase in net income was primarily due to an increase in revenues and a reduction in interest expense offset somewhat by an increase in selling, general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and scheduled payments of interest and principal due to borrowings under the Company's Credit Agreement. The Company funds its liquidity requirements through cash flows from operations and a revolving credit facility under the Credit Agreement.

The Company's working capital (current assets minus current liabilities) has increased $21.6 million, or 30.2%, to $93.2 million as of March 31, 1998, compared to $71.6 million as of September 30, 1997. Working capital requirements have increased mainly as a result of higher accounts receivable ($5.4 million) and inventory ($18.2 million) levels needed to support the growth in revenues during the six months ended March 31, 1998 in addition to expanding inventory in response to expected future aircraft build rates. Capital expenditures and interest paid were $0.8 million and $2.5 million, respectively, for the six months ended March 31, 1998 as compared to $0.2 million and $2.1 million, respectively, for the same period in 1997.

The Company borrowed $14.0 million under its $30 million revolving credit facility during the six months ended March 31, 1998 to fund its operations and capital expenditures leaving an available revolver balance of $16.0 million. Management believes that the Company's current cash position, cash flows from operations, and available borrowing capacity will be sufficient to fund its planned operations and capital expenditures for the remainder of fiscal 1998. Actual results may differ from this forward-looking statement.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Item 5 below.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

See Item 5 below.

ITEM 5.   OTHER INFORMATION

On May 8, 1998, the National Labor Relations Board conducted an election of the Company's warehouse employees pursuant to a petition filed on March 25, 1998 seeking a vote for the Transport Worker's Union of America to organize and represent such employees for collective bargaining purposes. On May 18, 1998, the National Labor Relations Board certified the May 8th election with 78 employees voting against representation by the Union and 15 employees voting for representation by the Union. Pursuant to this election, the Transport Worker's Union of America will not organize and represent the Company's warehouse employees for collective bargaining purposes. The Company previously provided details concerning the petition filed by the National Labor Relations Board in its prospectus dated April 30, 1998.

On June 12, 1998, the Company entered into a Settlement Agreement with Textron Aerospace Fasteners ("TAF"), a division of Textron, Inc., in settlement of the matters raised by a complaint filed by TAF in the United States District Court for the Western District of Tennessee, alleging that the Company improperly used certain trademarks held by TAF in connection with the sale of certain products to certain of the Company's customers. The Company was not required to make any monetary payments to TAF in connection with the Settlement Agreement. Details concerning the complaint filed by TAF were disclosed in the Company's prospectus dated April 30, 1998.

On May 5, 1998, the Company and certain of its stockholders completed the initial public offering of 13,276,858 shares of common stock of the Company at a price to the public of $16.00 per share. The Company received no proceeds from the offering other than $301,009 pursuant to the exercise of options by one of the selling stockholders to purchase 204,768 shares at a price of $1.47 per share. Proceeds thereof were used by the Company for working capital purposes. With respect to the issuance of its common stock pursuant to the option exercise, the Company relied upon the exemption to registration provided by Section 4(2) of the Securities Act relating to the transactions by an issuer, not involving any public offering. For further details concerning this transaction, see the Company's Prospectus dated April 30, 1998.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.33 - Fourth Amendment to Credit Agreement dated February 9, 1998, among the Company and Bankers Trust Company, as agent.

     Exhibit 27.1 - Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended March 31, 1998.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                            TRISTAR AEROSPACE CO.
                                (Registrant)


Date:    June 12, 1998                 By:   /s/  P. QUENIIN BOURJEAURD
                                             -----------------------------------
                                                  P. Queniin Bourjeaurd
                                                  President & Chief Executive
                                                  Officer


Date:    June 12, 1998                 By:   /s/  DOUGLAS E. CHILDRESS
                                             -----------------------------------
                                                  Douglas E. Childress
                                                  Executive Vice President and
                                                  Chief Financial Officer