Form 10-Q
period 1998-06-30
TRISTAR AEROSPACE CO
filed 1998-08-13
CIK 1055231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

(Mark One)

[ x ]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period Ended June 30, 1998

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

Indicate by check mark whether registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     Class                    Number of shares outstanding at July 31, 1998
Common Stock, $.01 par value                 16,992,742

                             TRISTAR AEROSPACE CO.

                                   FORM 10-Q

                          Quarter Ended June 30, 1998


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

2.   Changes in Securities and Use of Proceeds

6.   Exhibits and Reports on Form 8-K

     Signatures

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    JUNE 30,     SEPTEMBER 30,
                                                      1998           1997
                                                    --------     -------------
ASSETS
Current Assets:
  Cash                                              $  1,974       $  4,764
  Accounts receivable, net                            33,906         24,305
  Inventories, net                                    93,209         69,085
  Other assets                                         2,335          1,526
                                                    --------       --------
    Total current assets                             131,424         99,680
Property & equipment, net                              2,416          1,623
Intangibles & other assets, net                        9,853          8,932
                                                    --------       --------
    Total assets                                    $143,693       $110,235
                                                    --------       --------
                                                    --------       --------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $ 21,275       $ 18,308
  Accrued liabilities & other                          6,865          9,768
                                                    --------       --------
    Total current liabilities                         28,140         28,076
Long-term debt                                        69,000         49,000
Stockholders' equity
  Common stock, $.01 par value, 40,000,000
   shares authorized                                     169            166
  Additional paid-in capital                          23,423         21,101
  Retained Earnings                                   22,961         11,892
                                                    --------       --------
    Total stockholders' equity                        46,553         33,159
                                                    --------       --------
    Total liabilities & stockholders' equity        $143,693       $110,235
                                                    --------       --------
                                                    --------       --------

                The accompanying notes are an integral part of these consolidated financial statements.

                    TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                    Three Months                Nine Months
                                                   Ended June 30,              Ended June 30,
                                             -------------------------   -------------------------
                                                 1998         1997           1998         1997
                                             -----------   -----------   -----------   -----------
Revenues                                     $    49,158   $    36,238   $   137,562   $   101,734

Cost of goods sold                                33,456        24,579        93,871        69,387
                                             -----------   -----------   -----------   -----------
  Gross Profit                                    15,702        11,659        43,691        32,347

Selling, general & administrative expenses         7,358         5,500        20,505        14,969
Compensation expense of stock options              1,133             -         1,486             -
                                             -----------   -----------   -----------   -----------
  Operating Income                                 7,211         6,159        21,700        17,378

Interest and other expense
  Interest Expense                                 1,423         1,232         3,912         4,079
  Other Income                                       (41)           (5)         (124)           (6)
                                             -----------   -----------   -----------   -----------
  Income before Taxes                              5,829         4,932        17,912        13,305

Provision for income taxes                         2,258         1,876         6,843         5,057
                                             -----------   -----------   -----------   -----------
Net Income                                   $     3,571   $     3,056   $    11,069   $     8,248
                                             -----------   -----------   -----------   -----------
                                             -----------   -----------   -----------   -----------

Earnings per share:
  Basic                                      $      0.21   $      0.19   $      0.66   $      0.53
  Diluted                                    $      0.20   $      0.19   $      0.62   $      0.53

Weighted average shares outstanding:
  Basic                                           16,772        16,080        16,646        15,624
  Diluted                                         18,138        16,080        17,929        15,624


                    The accompanying notes are an integral part of
                       these consolidated financial statements.

                TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS)
                              (UNAUDITED)

                                                                       Nine Months
                                                                      Ended June 30,
                                                                   ---------------------
                                                                     1998         1997
                                                                   --------     --------
Cash flows from operating activities:
  Net income                                                       $ 11,069     $  8,248
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                     1,077          994
    Provision for doubtful accounts                                    (72)          550
    Provision for excess and obsolete inventories                     1,819        1,675
    Compensation expense of stock options                             1,486            -
  Changes in operating assets and liabilities
    (Increase) decrease in accounts receivable                       (9,529)      (6,777)
    (Increase) decrease in inventories                              (25,943)        (860)
    (Increase) decrease in other assets                              (2,163)        (205)
    Increase (decrease) in accounts payable & accrued expenses           69        4,169
                                                                   --------     --------
      Net cash provided by (used in) operating activities           (22,187)       7,794
                                                                   --------     --------
Cash flows from investing activities:
  Capital expenditures                                               (1,438)        (328)
                                                                   --------     --------
      Net cash provided by (used in) investing activities            (1,438)        (328)
                                                                   --------     --------
Cash flows from financing activities:
  Issuance of common stock                                              835        1,168
  Borrowings on revolving facility                                   20,500        5,700
  Payments on revolving facility                                       (500)     (11,700)
                                                                   --------     --------
      Net cash provided by (used in) financing activities            20,835       (4,832)
                                                                   --------     --------
Net increase (decrease) in cash                                      (2,790)       2,634
Cash, beginning of period                                             4,764        1,522
                                                                   --------     --------
Cash, end of period                                                $  1,974     $  4,156
                                                                   --------     --------
                                                                   --------     --------
Supplemental cash flow information:
  Cash paid for interest                                           $  3,748     $  3,186
  Cash paid for income taxes                                          7,435        4,204

                  The accompanying notes are an integral part
                   of these consolidated financial statements.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Section 13 of the Securities Exchange Act of 1934 and are filed pursuant to Rule 13a - 13 and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of June 30, 1998 and September 30, 1997, and the results of operations and cash flows for the three and nine month periods ended June 30, 1998 and 1997. The results of operations for the three and nine month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's prospectus dated April 30, 1998.

NOTE 2 - COMPENSATION EXPENSE OF STOCK OPTIONS
On December 8, 1997, the Company issued options to purchase 158,000 shares of the Company's common stock to an executive at a discount from the fair market value at the date of grant. Of the shares, 31,600 became exercisable immediately and the Company recorded additional compensation expense of $354,000 for the three month period ended December 31, 1997. Of the remaining options, 101,120 vested when the Company's initial public offering was completed on April 30, 1998, and resulted in compensation expense of $1,133,000 which was recorded in the three month period ended June 30, 1998. The remaining 25,280 options became void as of April 30, 1998.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENT
In June 1998, the Financial Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company has determined that the adoption of this statement will have no effect on its financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of TriStar Aerospace Co. ("Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: competition; dependence on the commercial aircraft industry; customer concentration; availability of hardware; success of operating initiatives; adverse publicity; changes in business strategy; availability and terms of capital; labor and employee benefit costs; changes in government regulations; risks associated with international business; and other factors referenced in the Company's prospectus dated April 30, 1998.

GENERAL
The Company is both a leading distributor of aerospace fasteners, fastening systems and related hardware and a leading provider of customized inventory management services to original equipment manufacturers of aircraft and aircraft components, to commercial airlines and aircraft maintenance, repair and overhaul facilities. In fiscal year 1997 approximately 59% of the Company's revenues were derived from traditional distribution sales and services ("conventional sales") and approximately 41% of the Company's revenues were derived from sales resulting from the Company's long-term inventory management agreements ("JIT services"). For the nine months ended June 30, 1998 conventional sales and JIT services represented 57% and 43% of revenues, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES
Revenues increased $12.9 million, or 35.7%, to $49.2 million for the three month period ended June 30, 1998 compared to $36.2 million for the same period in 1997. The Company's revenues have increased primarily due to an expansion of service levels under certain JIT agreements and growth in customer demand resulting from increased aircraft build rates.

GROSS PROFIT
Gross profit increased $4.0 million, or 34.7%, to $15.7 million for the three month period ended June 30, 1998, compared to $11.7 million for the same period in 1997. The increase in gross profit was primarily due to an increase in revenues as noted above. Gross margin as a percentage of sales was 31.9% for the three months ended June 30, 1998 compared to 32.2% for the same period in 1997. The decrease in gross margin was primarily due to a shift in product mix that occurs in the normal course of business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased $1.9 million, or 33.8%, to $7.4 million for the three months ended June 30, 1998, compared to $5.5 million for the same period in the prior year. The increase was primarily due to personnel costs related to building the management team and providing support for initiatives to improve the effectiveness of operations and administration necessary to support the growth in revenues.

INTEREST EXPENSE
Interest expense increased $.2 million, or $15.6%, to $1.4 million for the three months ended June 30, 1998, as compared to $1.2 million for the same period in 1997. The increase was due to higher outstanding borrowings offset somewhat by a decrease in the interest rate under the Company's credit facility for three months ended June 30, 1998, as compared to the same period in 1997.

NET INCOME
Net income increased $.5 million, or 16.9%, to $3.6 million, or $0.20 per diluted share, for the three months ended June 30, 1998, compared to $3.1 million, or $0.19 per diluted share, for the same period in 1997. Excluding the $1.1 million non-recurring charge related to the vesting of certain stock options, net income increased $1.2 million, or 39.8%, to $4.3 million, or $0.24 per diluted share, for the three months ended June 30, 1998, compared to the same period in 1997. The increase in net income was primarily due to an increase in revenues and gross margins, which was somewhat offset by an increase in selling, general and administrative expenses.

NINE MONTHS ENDED JUNE 30, 1998 AND 1997

REVENUES
Revenues increased $35.8 million, or 35.2%, to $137.6 million for the nine month period ended June 30, 1998 compared to $101.7 million for the same period in 1997. The Company's revenues have increased primarily due to an expansion of service levels under certain JIT agreements and growth in customer demand resulting from increased aircraft build rates.

GROSS PROFIT
Gross profit increased $11.3 million, or 35.1%, to $43.7 for the nine month period ended June 30, 1998, compared to $32.3 million for the same period in 1997. The increase in gross profit was primarily due to an increase in revenues as noted above. Gross margin as a percentage of sales was 31.8% for the nine months ended June 30, 1998 compared to 31.8% for the same period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased $5.5 million, or 37.0%, to $20.5 million for the nine months ended June 30, 1998, compared to $15.0 million for the same period in 1997. The increase was primarily due to increased personnel costs related to building the management team and providing support for initiatives to improve the effectiveness of operations and administration necessary to support the growth in revenues.

NET INCOME
Net income increased $2.8 million, or 34.2%, to $11.1 million, or $0.62 per diluted share, for the nine months ended June 30, 1998 as compared to $8.2 million, or $0.53 per diluted share, for the same period in 1997. Excluding the $1.5 million non-recurring charge related to the vesting of certain stock options, net income increased $3.7 million, or 45.4%, to $12.0 million, or $0.67 per diluted share compared to the same period in 1997. The increase in net income was primarily due to an increase in revenues offset somewhat by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and scheduled payments of interest and principal due to borrowings under the Company's Credit Agreement. The Company funds its liquidity requirements through cash flows from operations and a revolving credit facility under the Credit Agreement.

The Company's working capital (current assets minus current liabilities) has increased $31.7 million, or 44.2%, to $103.3 million as of June 30, 1998, compared to $71.6 million as of September 30, 1997. The increase in working capital was mainly the result of higher accounts receivable ($9.6 million) and inventory ($24.1 million) levels needed to support the growth in revenues during the nine months ended June 30, 1998. In addition, the Company has been increasing inventory levels to support new inventory management service agreements, expansion of existing inventory management service agreements and expected future aircraft build rates. Capital expenditures and interest paid were $1.4 million and $3.7 million, respectively, for the nine months ended June 30, 1998 as compared to $0.3 million and $3.2 million, respectively, for the same period in 1997.

The Company borrowed $20.0 million under its $30 million revolving credit facility during the nine months ended June 30, 1998 to fund its operations and capital expenditures, leaving an available revolver balance of $10.0 million. Management believes that the Company's current cash position, cash flows from operations, and available borrowing capacity will be sufficient to fund its planned operations and capital expenditures for the remainder of fiscal 1998. Actual results may differ from this forward-looking statement.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

See Part II, Item 5 of the Company's Form 10-Q for the Quarterly Period Ended March 31, 1998.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In conjunction with the Company's initial public offering on May 5, 1998, the underwriters for such offering were granted an option to purchase up to an additional 1,991,276 shares of the Company's common stock from certain of the selling stockholders in such offering. On June 9, 1998, the underwriters elected to purchase 224,776 shares under this option. All of such shares were purchased from selling stockholders and the Company received no proceeds from the sale of such shares other than proceeds of $537,550 pursuant to the exercise of options by one of the selling stockholders to purchase 204,768 shares at an average price of $2.63 per share. Proceeds thereof were used by the Company for working capital purposes. With respect to the issuance of its common stock pursuant to the option exercise, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act relating to transactions by an issuer not involving any public offering. For further details concerning this transaction, see the Company's Prospectus dated April 30, 1998.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 10.34 - Fifth Amendment to Credit Agreement dated June 30, 1998, among the Company and Bankers Trust Company, as agent.

     Exhibit 27.1 - Financial Data Schedule

(b) No reports on Form 8-K were filed during the three months ended June 30, 1998.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

               TRISTAR AEROSPACE CO.
                    (Registrant)

Date: August 13, 1998              By: /s/ P. QUENTIN BOURJEAURD
                                      ----------------------------------------
                                           P. Quentin Bourjeaurd
                                           President & Chief Executive Officer

Date: August 13, 1998              By: /s/ DOUGLAS E. CHILDRESS
                                      ----------------------------------------
                                           Douglas E. Childress
                                           Executive Vice President and Chief
                                           Financial Officer