Form 10-K
period 1998-09-30
TRISTAR AEROSPACE CO
filed 1998-12-21
CIK 1055231

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   -----------

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998   Commission file number 001-04021
                                                                      ---------
                              TRISTAR AEROSPACE CO.
             (Exact Name of Registrant as Specified in Its Charter)

             Delaware                                    75-2665751
(State of Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

          2527 Willowbrook Road                              75220
               Suite 200                                   (Zip Code)
         Dallas, Texas  75220
(Address of Principal Executive Offices)

       Registrant's Telephone Number, Including Area Code: (214) 366-5000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      Name Of Each Exchange
    Title Of Each Class                                On Which Registered
   ---------------------                              ----------------------
Common Stock $.01 par value                           New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

     Aggregate market value of the voting stock held by nonaffiliates of the registrant based on the closing price at which stock was sold on the New York Stock Exchange on December 10, 1998, was approximately $74,759 million.

     The number of shares outstanding of each of the registrant's classes of commons shares as of December 10, 1998, is as follows:

                                                      Shares Outstanding
       Title Of Class                             As of December 10, 1998
       --------------                             -----------------------
        Common Stock                                      17,044,742

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant intends to file with the Securities and Exchange Commission a definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be held on January 22, 1998, pursuant to Regulation 14A of the Securities Exchange Act of 1934 within 120 days of the close of its fiscal year ended September 30, 1998, portions of which document are incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS


ITEM                                                                                        PAGE
----                                                                                        ----
                                     PART I

 1.     Business........................................................................     3
 2.     Properties......................................................................     9
 3.     Legal Proceedings...............................................................     9
 4.     Submission of Matters to a Vote of Security Holders.............................     10

                                     PART II

 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........     10
 6.     Selected Financial Data.........................................................     11
 7.     Management's Discussion and Analysis of Financial Condition and Results of
        Operations......................................................................     13
7A.     Quantitative and Quantitative Disclosures About Market Risk.....................     18
 8.     Financial Statements and Supplementary Data.....................................     19
 9.     Changes in and Disagreements with Accountants on Accounting and Financial
        Disclosure......................................................................     45

                                    PART III

 10     Director of Executive Officers of  the Registrant...............................     45
 11     Executive Compensation..........................................................     45
 12     Security Ownership of Certain Beneficial Owners and Management..................     45
 13     Certain Relationships and Related Transactions..................................     45

                                     PART IV

 14     Exhibits, Financial Statements, Schedules, and Reports on Form 8-K..............     45

        Signatures......................................................................     50


     STATEMENTS AND INFORMATION PRESENTED WITHIN THIS FORM 10-K FOR TRISTAR AEROSPACE CO.( THE "COMPANY") CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF PREDICTIVE, FUTURE-TENSE OR FORWARD-LOOKING TERMINOLOGY, SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "MAY," "WILL" OR SIMILAR TERMS. FORWARD-LOOKING STATEMENTS ALSO INCLUDE PROJECTIONS CONCERNING ANY ASSUMPTIONS RELATING TO THE FOREGOING. CERTAIN IMPORTANT FACTORS WHICH MAY CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS ACCOMPANY SUCH STATEMENTS AND APPEAR ELSEWHERE IN THIS REPORT, INCLUDING WITHOUT LIMITATION, THE FACTORS DISCLOSED UNDER "RISK FACTORS". ALL SUBSEQUENT WRITTEN OR ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO THE COMPANY OR PERSONS ACTING ON ITS BEHALF ARE EXPRESSLY QUALIFIED BY THESE FACTORS.

                                     PART I

ITEM 1.   BUSINESS

     Unless the context otherwise requires, reference to the "Company" in this form 10-K includes TriStar Aerospace Co. and its subsidiaries.

GENERAL

     The Company is both a leading distributor of aerospace fasteners, fastening systems and related hardware (collectively, "aerospace hardware") and a leading provider of customized inventory management services to original equipment manufacturers ("OEMs") of aircraft and aircraft components, to commercial airlines and to aircraft maintenance, repair and overhaul ("MRO") facilities, based on annual sales by the Company and its competitors in the aerospace hardware industry. While approximately 57% of the Company's revenues for fiscal 1998 were derived from traditional distribution sales and services ("conventional sales"), a substantial and growing percentage of the Company's revenues are derived from sales of aerospace hardware pursuant to long-term inventory management agreements under which TriStar performs a wide variety of value-added services (commonly referred to as "JIT services"). For fiscal 1998, JIT revenues represented approximately 43% of the Company's total revenues. The Company's JIT services are provided through comprehensive and flexible outsourcing programs under which the Company provides some or all of the material management functions necessary to procure and manage aerospace hardware for its customers. The Company derives income from its JIT services principally through margins earned on products sold under its JIT agreements. The Company believes that it was a pioneer of JIT services in the aerospace hardware industry and that today the Company is a leading provider of inventory management services to this industry. TriStar currently provides JIT services under long-term agreements to a number of leading aerospace and aircraft-related companies including, among others, Boeing (including former McDonnell Douglas and Rockwell International facilities), Northrop Grumman, Bell Helicopter, Raytheon Aircraft Company, Aerospatiale, Lockheed Martin, Gulfstream, United Airlines, British Airways and Federal Express. Through its JIT programs and conventional sales, the Company processed over 1,000,000 transactions involving over 89,000 stock keeping units ("SKUs") in fiscal 1998, resulting in approximately $185.9 million of sales to over 2,700 customers.

HISTORY OF THE COMPANY

     The Company was incorporated under the name "Maple Leaf Aerospace, Inc." in Delaware on August 21, 1996, by Odyssey Partners, L.P. ("Odyssey") to acquire the outstanding stock of Tri-Star Aerospace, Inc. (the "Predecessor") and certain net assets of the Aviall Aerospace business unit of Aviall Services, Inc. and of Aviall (Canada) Ltd. (together "Aviall Aerospace"). Founded in 1973, the Predecessor was a leading distributor of aerospace hardware products and a pioneer of JIT services in the aerospace hardware industry. The annual revenues of the Predecessor increased from $14.3 million in 1985 to

$65.6 million in 1995. In addition, as a result of its JIT programs, the Predecessor experienced revenue growth each year from 1990 through 1995, despite an economic downturn in the aerospace industry. Aviall Aerospace was a distributor of aerospace hardware to commercial and military aircraft OEMs. The acquisition of Aviall Aerospace provided the Company an expanded product line and access to a larger customer base. On February 24, 1998, the Company changed its name to "TriStar Aerospace Co."

     On May 5, 1998, the Company completed an initial public offering (the "Offering") of 13,276,858 shares of its common stock at a price of $16.00 per share. In addition, 224,776 shares were sold by certain shareholders pursuant to an over-allotment option in connection with the Offering. All of the shares offered were sold by certain shareholders of the Company. The Company did not receive any of the proceeds from the Offering.

AEROSPACE HARDWARE DISTRIBUTION SERVICES

     The Company's business can be separated into two broad categories: JIT services and conventional sales, as discussed below.

JIT SERVICES

     Under the terms of its JIT agreements, the Company's personnel, processes and management information systems enable customers to outsource all or a portion of the planning, purchasing, receiving, documentation, inspection, storage, shipment and quality assurance functions associated with the procurement and management of aerospace hardware. The Company's substantial experience in developing and implementing JIT services enables it to create programs specifically tailored to the needs of its customers. In many cases, the Company assigns its own trained personnel to work on-site at the customer's facilities to place orders, monitor inventory bins and manage receipts. Under a typical JIT program, TriStar first analyzes the historical and projected usage patterns of the aerospace hardware parts included in the JIT agreement. The Company then establishes bar-coded inventory bins at the customer's manufacturing facility located at strategic points along the production line. If needed, the Company will establish a forward stocking location ("FSL ") near the customer's manufacturing facility which is stocked with the required aerospace hardware. TriStar representatives inspect the floor bins on a regular basis and scan those bins requiring replenishment using bar-code technology. This information is transferred via electronic data interchange ("EDI") to the Company's management information systems to determine restocking needs, update usage rates, assess adequacy of available stocks and calculate optimal reorder points. The Company's systems then create a replenishment order at the customer's FSL that results in delivery of the needed product to the customer's bins, usually within one working day. JIT agreements are either fixed price or fixed mark-up agreements and typically have a term of between three and five years. The Company's JIT sales were $79.5 million in fiscal 1998 or approximately 43% of total sales.

CONVENTIONAL SALES

     Conventional sales consist of providing customers with high-quality aerospace hardware at reasonable prices on an as-ordered basis. TriStar typically receives thousands of bid requests each month from large and small OEMs, airlines and MRO facilities. The key competitive factors which have an impact on conventional sales are: (i) availability of inventory, (ii) price and (iii) reputation for quality and reliability. Demand for conventional sales is generated by the inability of hardware manufacturers to quickly respond to changing customer demand due to their own capacity constraints and pricing strategies. Specifically, many manufacturers require long lead times (typically, 8-52 weeks) to provide products, even though the actual required production time is much shorter, due to queuing requirements and capacity issues. In addition, many manufacturers enforce minimum order quantities and set prices based on volume of purchases due to the efficiencies associated with long production runs. Therefore, unplanned demand or a long-term requirement for low volumes of a specific part make it advantageous for customers to purchase through distributors. The Company's strategically located facilities and the quality of its customer usage information are key competitive advantages in the conventional sales market. These strengths allow the Company to place significant orders for products at advantageous prices and schedule deliveries to correspond with market demand. As a result, the Company can provide its customers with aerospace hardware on an as-ordered basis at prices generally below what they would pay by ordering small quantities directly from manufacturers. The Company's conventional sales were $106.4 million in fiscal 1998, or approximately 57% of total sales.

FOREIGN OPERATIONS

     The Company's operations are located primarily in North America and Europe. Export sales are made by U.S. businesses to customers in non-U.S. countries, whereas foreign sales are made by the Company's non-U.S. subsidiaries. For the Company's sales results by foreign sales and export sales, see Note 2 of the Company's Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data.

CUSTOMERS

     The Company has over 2,700 customers, which include OEMs of aircraft and aircraft components, commercial airlines and MRO facilities. During fiscal 1998, the Company's top ten customers accounted for approximately 58.3% of total sales, with Boeing (including former McDonnell Douglas and Rockwell International facilities) and Northrop Grumman accounting for approximately 23.2% and 14.5% of total sales, respectively.

PRODUCTS

     TriStar stocks a wide variety of aerospace hardware ranging from small, commodity hardware items such as washers and pins to larger, structural fasteners and close-tolerance engineered fastening systems used throughout an aircraft and its undercarriage. These products require sophisticated technology and extensive testing to assure that they can endure the high speed stress loads of the aircraft. The Company's major products include:

     -    High strength structural bolts and nuts.
     - High strength/heat resistant engine bolts and nuts made from specialty materials.
     -    Screws and nut plates.
     -    Rivets (solid and blind).
     -    Specialty fasteners.
     -    Other products, including bearings, valves and safety hardware.

     The Company typically stocks approximately 100,000 SKUs to support its customers' diverse aerospace hardware requirements.

SUPPLIERS

     TriStar purchases fastener products from a variety of manufacturers and is an Authorized Distributor for over 65 suppliers, including Fairchild, Huck, Kaynar, SPS and Hi-Shear. TriStar believes it is one of the largest customers of most of these manufacturers. The Company's top 10 suppliers accounted for $43.6 million of TriStar's purchases in fiscal 1998, representing approximately 29% of total purchases of $150.9 million.

COMPETITION

     The aerospace hardware industry is fragmented, with numerous companies which manufacture and/or distribute fasteners, fastening systems and related components that compete with the products the Company distributes. Competition is generally based on product quality, including documentation, availability of inventory, reliability and price. Certain of these competitors have greater financial and other resources than the Company.

EMPLOYEES

     As of September 30, 1998, the Company employed 428 full-time employees. The Company is not a party to any collective bargaining agreements and management considers its employee relations to be good. None of the Company's employees are subject to a collective bargaining agreement.

ENVIRONMENTAL MATTERS

     There are no material expenditures anticipated for environmental control for fiscal 1999 and thereafter.

RISK FACTORS

     IN ADDITION TO OTHER INFORMATION IN THIS REPORT, THE FOLLOWING RISK FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS. THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING THOSE SET FORTH IN THE FOLLOWING RISK FACTORS AND ELSEWHERE IN THIS REPORT.

     DEPENDENCE ON COMMERCIAL AIRCRAFT INDUSTRY. The worldwide commercial aircraft industry is the primary market for the products distributed and services provided by the Company. Historically, demand from this industry has been subject to cyclical fluctuations, with orders from OEMs and other customers for aerospace hardware typically increasing or decreasing in advance of corresponding changes in the deliveries of new aircraft. The demand for new aircraft historically has been closely related to the financial performance of airlines, which in turn has been closely related to general economic conditions and changes in business cycles. Changes in the commercial airline market resulting in a reduction in the rate of future aircraft deliveries, including cancellations or deferrals of scheduled deliveries, could have a material adverse effect on the Company's results of operations and financial condition.

     CUSTOMER CONCENTRATION; DEPENDENCE ON JIT AGREEMENTS. A significant portion of the Company's business is dependent upon a limited number of large manufacturers of commercial aircraft and defense products. Direct sales to Boeing and Northrop Grumman, for example, accounted for approximately 23.2% (including 11.3% from former McDonnell Douglas facilities and 7.6% from former Rockwell International facilities) and 14.5% of the Company's fiscal 1998 net sales, respectively. In addition, under the terms of several of the Company's JIT agreements, the customer may terminate the agreement, subject to prior notice and/or other provisions, before the expiration of such agreement. The termination or renegotiation of any such agreement or the loss of one or more significant customers for any reason could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, because of the relatively small number of customers for certain of the Company's products, such customers may be able to influence the Company's prices and other terms of sale with respect to such products.

     AVAILABILITY OF HARDWARE. As is customary in the aerospace hardware industry, the Company does not currently have long-term contracts with any of its suppliers. Any material disruption in the Company's sources of supply, particularly of the most commonly sold items, could have a material adverse effect upon the Company's results of operations and financial condition.

     GROWTH STRATEGY IMPLEMENTATION; ABILITY TO MANAGE GROWTH. The Company's growth strategy includes (i) expanding its JIT services, (ii) expanding its presence in non-OEM segments of the marketplace, (iii) increasing its international business, (iv) further implementing supply chain management initiatives, and (v) exploring acquisition opportunities. The Company's ability to execute its growth strategy will depend on a number of factors, including existing and emerging competition, the ability to maintain profit margins in the face of competitive pressures, the continued recruitment, training and retention of employees, the strength of demand for its services and the availability of capital to support its growth.

     Conducting business outside of the United States is subject to various risks, including changing economic and political conditions in the United States and abroad, major work stoppages, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, exchange controls, trade restrictions, transportation regulations, foreign investments and taxation. The Company has no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, may be unable to alter its business practices in time to avoid the adverse effect of any such changes.

     From time to time, the Company may evaluate or pursue opportunistic acquisitions of all or portions of other independent aerospace hardware and service providers whose assets or product lines would complement or expand the Company's existing operations. There can be no assurance that the Company will succeed in identifying appropriate acquisition candidates, arranging financing for acquisitions, consummating acquisitions on satisfactory terms or efficiently integrating acquired businesses.

     To manage anticipated growth, the Company must continuously evaluate the adequacy of its existing resources, systems and processes, including, among others, its management resources, management information systems and financial and accounting systems. There can be no assurance that management will adequately anticipate all of the changing demands that growth will impose on the Company's resources, systems and processes. Any failure to adequately anticipate and respond to such changing demands could have a material adverse effect on the Company's growth strategy. Any such adverse effect could result in the Company's growth and anticipated results of operations being less than management's expectations.

     FLUCTUATIONS IN OPERATING RESULTS. The Company's operating results are affected by many factors, including the timing of orders from large customers, the timing of expenditures for employees hired in anticipation of future sales and the mix of customers purchasing products in a particular period. Any of these factors, or any cancellations, reductions or delays in orders by a significant customer or group of customers, could have a material adverse effect on the Company's results of operations and financial condition.

     DEPENDENCE ON KEY PERSONNEL. The continued success of the Company is dependent to a significant degree upon the services of its executive officers and upon the Company's ability to attract and retain qualified personnel experienced in the various phases of the Company's business. Loss of the services of such employees, particularly Quentin Bourjeaurd, President and Chief Executive Officer of the Company, Charles Balchunas, Chief Operating Officer of the Company, Doug Childress, Chief Financial Officer of the Company, Trevor Wright, Executive Vice President of Sales and Marketing and Denny Barge, Vice President of Operations and Strategic Planning, could adversely affect the operations of the Company. The Company has entered into executive employment agreements with a number of its key personnel, including Messrs. Bourjeaurd, Balchunas, Childress, Wright and Barge. See "Compensation of Executive Officers-Employment Agreements" set forth in the Company's definitive Proxy statement to be filed in connection with the 1999 Annual Meeting to be held on January 22, 1999 and which is incorporated herein by reference. The Company does not maintain key man life insurance on the lives of any of its executive officers or key employees.

     COMPETITION. Numerous companies manufacture and/or distribute fasteners, fastening systems and related components that compete with the products the Company distributes. Certain of these competitors have greater financial resources than the Company. There can be no assurance that competitive pressures in any of the markets to which the Company distributes products will not have a material adverse effect on the Company's results of operations and financial condition. See "Business-Competition."

     DEPENDENCE ON MANAGEMENT INFORMATION SYSTEMS; YEAR 2000 COMPLIANCE. The Company believes that the successful operation of the Company's business is dependent in part on its computerized inventory management, order processing and distribution systems and other computer software programs and operating systems. These systems will require modification, improvement or replacement as the Company grows. The Company may, from time to time, experience delays, complications or expenses in integrating and operating these systems, any of which could have a material adverse effect upon the Company's results of operations and financial condition.

     The Company has evaluated its primary computer software programs and operating systems used for business processes to identify any as to which there may be a "Year 2000" issue and is currently taking steps to modify or replace its systems that are not Year 2000 compliant. While the Company believes that it will be able to achieve such Year 2000 compliance through a combination of modification and/or replacement of its existing programs and systems, no assurance can be given that these efforts will be successful or that such efforts will be completed on a timely basis. The failure to successfully complete such implementation on a timely basis and the failure of third parties who have a significant relationship with the Company to timely complete Year 2000 changes may cause interruptions in operations which could have a material adverse effect on the Company's results of operations and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Year 2000 Compliance."

     PRODUCT LIABILITY; CLAIMS EXPOSURE. The nature of the products distributed by the Company exposes it to potential liabilities resulting from the failure of an airframe, aircraft engine or other aircraft part manufactured with aerospace hardware supplied by the Company. The Company maintains product liability insurance to protect it from such liabilities; however, no assurance can be given that claims will not arise in the future or that such insurance coverage will be adequate. Additionally, there can be no assurance that insurance coverage can be maintained in the future at an acceptable cost. Any such liability not covered by insurance, or for which third party indemnification is not available, could have a material adverse effect on the Company's results of operations and financial condition. See "Business-Legal Proceedings."

     GOVERNMENT REGULATION. While the Company's business is not currently regulated, the aerospace hardware it distributes must be accompanied by documentation which enables its customers to comply with applicable regulatory requirements. There can be no assurance that new and more stringent government regulations will not be adopted in the future or that any such new regulations, if enacted, would not have a material adverse effect on the Company's results of operations and financial condition.

     EMPLOYEE RELATIONS. Although none of the Company's employees is subject to a collective bargaining agreement, the Company may be subject to future unionization efforts. The unionization of the Company's workforce could result in higher employee compensation and working condition demands that could increase the Company's operating costs or constrain its operating flexibility. See "Business-Employees."

     CERTAIN CHARTER, BYLAW AND STATUTORY ANTI-TAKEOVER PROVISIONS. The Company's Amended and Restated Certificate of Incorporation (the "Certificate") and Bylaws provide for a classified Board of Directors, restrict the ability of stockholders to call special meetings or take stockholder action by written consent, and contain advance notice requirements for stockholder proposals and nominations and special voting requirements for the amendment of the Certificate and Bylaws. These provisions could delay or hinder the removal of incumbent directors and could discourage or make more difficult a proposed merger, tender offer or proxy contest involving the Company or may otherwise have an adverse effect on the market price of the common stock of the Company. The Company also will be subject to provisions of Delaware corporate law that will restrict the Company from engaging in certain business combinations with an interested stockholder, unless certain conditions are met or the business combination is approved by the Company's Board of Directors and/or stockholders in a prescribed manner. These provisions also could render more difficult or discourage a merger, tender offer or other similar transaction.

     The Certificate authorizes the issuance of 10,000,000 shares of preferred stock, none of which is currently outstanding. Shares of preferred stock may be issued on such terms as the Company's Board of Directors may determine. The rights of the holders of the Company's common stock will be subject to, and may be adversely affected by, any preferred stock that may be issued in the future. The issuance of preferred stock, while providing desirable flexibility in connection with possible acquisitions, financings and other corporate transactions, could have the effect of discouraging, or making more difficult, a third party's acquisition of a majority of the Company's outstanding voting stock. The Company has no plans to issue any shares of preferred stock.

ITEM 2.   PROPERTIES

     The Company's executive offices are located in Dallas, Texas. The Company considers its properties to be well-maintained and adequate for its current operations. All of the Company's properties are leased.

     The following table identifies the principal properties utilized by the Company.


                                                                          SQUARE        EXPIRATION
   FACILITY DESCRIPTION                        LOCATION                   FOOTAGE          DATE
   --------------------                        --------                   -------       ----------
   Corporate Headquarters and Central
       Warehouse                               Dallas, TX                  77,554        9-30-1999
   Sales Office and Central Warehouse          Tulsa, OK                   53,588        8-31-2000
   Sales Office and Warehouse                  Deerfield Beach, FL         20,520       12-31-1999
   Sales Office and Warehouse                  Long Beach, CA              19,878        4-30-2000
   Warehouse                                   Bridgeton, MO               16,500        2-29-2000
   Warehouse                                   Augusta, KS                 10,000       12-14-1998
   Sales Office and Warehouse                  Mississauga, Ontario         7,871        4-30-2003
   Warehouse                                   Greenville, SC               5,000        8-31-1999
   Sales Office and Warehouse                  Toulouse, France            10,764        6-14-2007
   Sales Office and Warehouse                  Lachine, Quebec              4,268        7-31-1998
   Sales Office and Warehouse                  London, England              3,906       12-31-2010
   Sales Office and Warehouse                  Macon, GA                    3,750        3-31-2001
   Sales Office                                Auburn, WA                   2,640        4-30-2002
   Sales Office                                Fort Worth, TX               2,250        3-31-2000
   Sales Office                                Sherman Oaks, CA             1,776       10-15-2003
   Sales Office                                Cornwall, NY                 1,300         2-2-2000


ITEM 3.   LEGAL PROCEEDINGS

     The Company currently provides no express warranties as to the performance of the products it distributes pursuant to its conventional sales. Although the Company's JIT agreements typically provide express warranties that the products sold thereunder are free from defects, comply with applicable specifications and are fit for the use intended, the Company has not, to date, experienced material claims with respect to such warranties. However, the nature of the Company's business exposes it to possible claims for personal injury or death which may result from a failure of aerospace hardware distributed by it. The Company maintains what it believes is adequate product liability insurance to protect it from such claims.

     The Company is not presently involved in any material legal proceedings. From time to time the Company may be named as a defendant in suits for product defects, breach of implied warranty of merchantability, or other actions relating to products which it distributes which are manufactured by others. The Company believes that this exposure is adequately covered by its product liability insurance and/or third party indemnification.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's common stock trades on the New York Stock Exchange ("NYSE") under the symbol "TSX". The following table sets forth the quarterly high and low sales prices as reported by the NYSE composite transactions for the third and fourth quarters for fiscal 1998, which ended subsequent to the Company's Offering.


                                FISCAL 1998
          --------------------------------------------------------
            QUARTERS ENDED               HIGH            LOW
          ------------------------    -----------    -------------
          June 30, 1998              $17 15/16           $14
          September 30, 1998         $16 5/16             $6


     At September 30, 1998, the Company had a total of 17,044,742 shares of common stock outstanding. As of September 30, 1998, the Company had not issued any of the 10,000,000 authorized shares of its preferred stock.

DIVIDENDS

     It is the Company's current policy to retain earnings to support the growth of its present operations and to reduce its outstanding debt. Any future determination as to the payment of cash dividends on the Company's common stock will be at the discretion of the Company's Board of Directors and will depend on the Company's financial condition, results of operations and capital requirements, restrictive covenants in the credit agreement that limit the payment of dividends in any fiscal year (refer to Note 3 in the notes to consolidated financial statements) and such other factors as the Board of Directors deems relevant. No dividends were declared in fiscal 1998 on the Company's common stock.

HOLDERS OF RECORD

     The Company had approximately 470 holders of record at December 10, 1998.

SALES OF UNREGISTERED SECURITIES

     In Fiscal 1998, the Company did not sell any unregistered securities.

ITEM 6.   SELECTED HISTORICAL FINANCIAL AND OPERATING DATA
          (In Thousands, Except Per Share Data)

THE COMPANY AND THE PREDECESSOR(1)

     The following table sets forth selected historical financial data for the Company and the Predecessor. The selected financial data for the Predecessor and the Company were derived from the financial statements included elsewhere in this report and from other financial information not appearing herein.

     The selected consolidated financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto of the Company and the Predecessor and other financial information included elsewhere in this Form 10-K.


                                                   PREDECESSOR(2)                                        COMPANY
                                    ------------------------------------------      -----------------------------------------------
                                                                     PERIOD            PERIOD            YEAR              YEAR
                                              YEAR END                ENDED             ENDED            ENDED             ENDED
                                            DECEMBER 31,            SEPT. 19,         SEPT. 30,        SEPT. 30,         SEPT. 30,
                                       1994              1995          1996             1996 (3)         1997(4)            1998
                                    ---------        -----------   -----------      ------------     -------------     ------------
STATEMENT OF OPERATIONS DATA:
Revenues .....................      $ 50,725          $ 65,579       $ 55,186          $  3,555         $140,719          $185,945
Gross profit .................        14,905            18,816         15,696             1,113           44,326            59,573
Selling, general and
     administrative ..........        10,785            12,488          8,897               463           21,048            27,944
Compensation expense of stock
      options ................             -                 -              -                 -                -             1,486
Operating income .............         4,120             6,328          6,799               650           23,278            30,143
Interest expense .............         2,017             2,251          1,512               184            5,263             5,475
Provision for income
      taxes(5) ...............             -                 -              -               177            6,559             9,048
Net income ...................         2,200             4,104          5,306               289           11,603            15,783
Earnings per share:
   Basic .....................                                                         $    .02         $   0.73          $   0.94
   Diluted ...................                                                              .02             0.70              0.88
Weighted average shares
   Outstanding:
   Basic .....................                                                           15,118           15,897            16,741
   Diluted ...................                                                           15,118           16,509            18,011



                                           PREDECESSOR(2)                                              COMPANY
                                    ------------------------------                   ----------------------------------------------
                                             DECEMBER 31,                                            SEPTEMBER 30,
                                    ------------------------------                   ----------------------------------------------
                                        1994             1995                           1996(6)         1997(4)            1998
                                    ------------     -------------                   ------------   --------------     ------------
BALANCE SHEET DATA:
Current assets .............         $ 50,376          $ 58,962                        $ 86,611        $ 99,680           $141,915
Total assets ...............           51,504            59,970                          97,216         110,235            155,758
Current liabilities ........           10,078            33,548                          22,308          28,076             27,219
Long-term debt, less
      current maturities ...           16,929                 -                          55,500          49,000             75,000

Stockholders' equity .......           23,103            25,027                          19,408          33,159             53,539


(1) The financial information for the Company is not comparable to the financial information of the Predecessor due to the acquisition of Aviall Aerospace, the impact of applying the purchase method of accounting to the acquisitions of Predecessor and Aviall Aerospace and the change in tax status of the Predecessor from a Subchapter S corporation to a C corporation.

(2)  Tri-Star Aerospace, Inc. and subsidiary and affiliate.

(3) Reflects the results of operations for the 11-day period ended September 30, 1996.

(4) Following the acquisitions of the Predecessor and Aviall Aerospace, the Company changed the fiscal year-end of the Predecessor from December 31 to September 30.

(5) The Predecessor's stockholders elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended. As a Subchapter S corporation, the earnings of the Predecessor were taxable to the individual stockholders, and therefore, the Predecessor did not record a provision for income taxes.

(6) The amounts shown as of September 30, 1996, reflect the consolidated balance sheet of the Company following the acquisitions of the Predecessor and Aviall Aerospace. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the consolidated balance sheet reflects the results of combined operations from the acquisition date.


AVIALL AEROSPACE

     The following table sets forth selected historical financial data for Aviall Aerospace, a business unit of Aviall Services, Inc. The selected financial data for Aviall Aerospace were derived from the financial statements of Aviall Aerospace included elsewhere in this report and other financial information not appearing herein. The selected financial information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto of Aviall Aerospace and other financial information included elsewhere in this Form 10-K.


                                                      YEAR ENDED DECEMBER 31,          PERIOD ENDED
                                                  ------------------------------        SEPT. 19,
                                                      1994              1995             1996(1)
                                                  -----------        -----------      -------------
STATEMENT OF OPERATIONS DATA:
   Revenues .....................................  $ 17,229           $ 25,580           $ 23,085
   Gross profit .................................     2,945              5,802              5,035
   Selling, general and administrative(2) .......     5,654              5,884              4,730
   Operating income (loss) ......................    (2,709)               (82)               305
BALANCE SHEET DATA:
   Current assets ...............................  $  6,680           $ 17,022           $ 20,528
   Total assets .................................     8,011             18,345             21,790
   Current liabilities ..........................     2,778              5,145              3,195
   Long-term debt ...............................         -                  -                  -
   Intercompany debt ............................     5,233             13,200             18,595


(1) Aviall Aerospace was acquired by the Company on September 19, 1996, and, accordingly, the operating results of Aviall Aerospace have been included in the Company's results of operations since September 20, 1996.

(2) During the periods presented, Aviall Aerospace was not operated or accounted for as a separate entity. As a result, intercompany allocations of certain expense items from Aviall Services, Inc., including corporate overhead, were reflected in the financial statements of Aviall Aerospace.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS FORM 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations" may constitute "forward-looking statements" within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes", "anticipates", "expects", "estimates", "may", "will" or similar terms. Forward-looking statements also include projections concerning any assumptions relating to the forgoing. Certain important factors may cause actual results to vary materially from these forward-looking statements accompany such statements and appear under the heading "Risk Factors" in this Form 10-K. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

GENERAL

     The Company was formed on August 21, 1996, and began operations on September 19, 1996, when it acquired the Predecessor and certain net assets of Aviall Aerospace through simultaneous transactions. The acquisitions were accounted for under the purchase method of accounting and, accordingly, the operating results beginning September 20, 1996, reflect combined operations. Following consummation of the acquisitions, the Company changed the fiscal year end of the Predecessor from December 31 to September 30.

     The Company is both a leading distributor of aerospace hardware and a leading provider of customized inventory management services to original equipment manufacturers of aircraft and aircraft components, to commercial airlines and aircraft maintenance, repair and overhaul facilities. In fiscal year 1998 approximately 57% of the Company's revenues were derived from conventional sales and approximately 43% of the Company's revenues were derived from sales resulting from the Company's JIT services. For the fiscal year 1997, conventional sales and JIT services represented 59% and 41% of revenues, respectively.

MATTERS AFFECTING COMPARABILITY

     For the years ended September 30, 1998 and 1997, the financial statements of the Company include the combined results of the Predecessor and Aviall Aerospace. The period from January 1, 1996, to September 19, 1996, for the Predecessor represents the stand-alone operations for less than a full year of operations. Due to the differences in the length of the various periods and the acquisition of the Predecessor and Aviall Aerospace by the Company, comparison of periods may not be meaningful and are not necessarily indicative of future results.

THE COMPANY

     The year ended September 30, 1998, compared to the year ended September 30, 1997:

     REVENUES - Revenues increased $45.2 million, or 32.1%, to $185.9 million for the year ended September 30, 1998, compared to $140.7 million in 1997. The Company's revenues have increased primarily due to an expansion of service levels under certain existing JIT agreements, new JIT agreements and growth in customer demand resulting from increased commercial aircraft build rates.

     GROSS PROFIT - Gross profit increased $15.3 million, or 34.5%, to $59.6 million for the year ended September 30, 1998, compared to $44.3 million in 1997. The increase in gross profit was primarily due to an increase in revenues, as discussed above. Gross margin as a percentage of sales increased to 32.0% for the year ended September 30, 1998, compared to 31.5% for the same period in 1997. The increase in gross margin as a percentage of sales was due mainly to lower freight cost and more efficient inventory management, coupled with normal product mix changes.

     SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased $6.9 million, or 32.9%, to $27.9 million for the year ended September 30, 1998, compared to $21.0 million in 1997. The increase was primarily due to personnel costs related to building the management team and providing support for initiatives to improve the efficiency and effectiveness of operations and administration necessary to support the growth in revenues.

     COMPENSATION EXPENSE OF STOCK OPTIONS - On December 8, 1997, the Company issued options to purchase 158,000 shares of the Company's common stock to an executive at a discount from the fair market value at the date of grant. The Company recorded additional nonrecurring compensation expense of $1.5 million during the year ended September 30, 1998, as a result of these options.

     INTEREST EXPENSE - Interest expense increased 0.2 million, or 3.8%, to $5.5 million for the year ended September 30, 1998, compared to $5.3 million in 1997. The increase in interest expense was due to higher debt levels somewhat offset by reduced interest rates on outstanding borrowings. The increase in debt levels resulted from increased working capital requirements to support the growth in revenues.

     NET INCOME - Net income increased $4.2 million, or 36.2%, to $15.8 million, or $0.88 per diluted share, for the year ended September 30, 1998, as compared to $11.6 million, or $0.70 per diluted share, in 1997. Excluding the $1.5 million nonrecurring pretax charge related to the vesting of certain stock options, net income increased $5.1 million, or 44.0%, to $16.7 million, or $0.93 per diluted share compared to 1997. The increase in net income was primarily due to an increase in revenues and an increase in gross margin.

THE COMPANY AND THE PREDECESSOR

     The Company's year ended September 30, 1997, compared to the Predecessor's period beginning January 1, 1996, and ended September 19, 1996:

     REVENUES - Revenues increased $85.5 million, or 154.9%, to $140.7 million for the year ended September 30, 1997, compared to $55.2 million for the Predecessor's period ended September 19, 1996. The increase was primarily due to the acquisition of Aviall Aerospace, the 1997 amount representing a full year of operations and growth in customer demand resulting from increased commercial aircraft build rates, as well as the expansion of SKUs sold under JIT agreements with six of the Company's major customers resulting from their increased acceptance of the Company's JIT services.

     GROSS PROFIT - Gross profit increased $28.6 million, or 182.2%, to $44.3 million for the year ended September 30, 1997, compared to $15.7 million for the Predecessor's period ended September 19, 1996. The increase was due primarily to the increase in revenues, as discussed above. In addition, the gross margin increased 3.1% to 31.5% for the year ended September 30, 1997, compared to 28.4% for the Predecessor's period ended September 19, 1996. The increase was primarily a result of a lower provision for excess and obsolete inventory during 1997 versus 1996, due to the Company's ability to better manage inventory turnover and the general economic upturn in the aerospace industry, as well as a retroactive price increase collected from a major JIT customer in December 1996, and a general improvement in pricing.

     SELLING, GENERAL AND ADMINISTRATIVE - Selling, general and administrative expenses increased $12.1 million, or 136.0%, to $21.0 million for the year ended September 30, 1997, compared to $8.9 million for the Predecessor's period ended September 19, 1996. The increase was primarily due to the acquisition of Aviall Aerospace, the 1997 amount representing a full year of operations and growth in revenues. Selling, general and administrative expenses as a percentage of revenues decreased 1.1% to 15.0% for the year ended September 30, 1997, compared to 16.1% for the period ended September 19, 1996, primarily due to overhead efficiencies resulting from the acquisitions of the Predecessor and Aviall Aerospace.

     INTEREST EXPENSES - Interest expense increased $3.8 million, or 253.3%, to $5.3 million for the year ended September 30, 1997, compared to $1.5 million for the Predecessor's period ended September 19, 1996. The increase was primarily due to the effect of the financing required to complete the acquisitions of the Predecessor and Aviall Aerospace and the 1997 amount representing a full year of operations. See "Liquidity and Capital Resources."

     PROVISION FOR INCOME TAXES -The provision for income taxes for the year ended September 30, 1997, increased $6.6 million over the Predecessor's period ended September 19, 1996. This increase was due to the results of operations for the period ended September 19, 1996, including only the operations of the Predecessor, which elected to be treated under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended. As a Subchapter S corporation, the earnings of the Predecessor were taxable to the stockholders of the Predecessor and, therefore, the Predecessor did not record a provision for income taxes. During 1997, the Company was subject to corporate income taxes.

     NET INCOME - Net income increased $6.3 million, or 118.9%, to $11.6 million for the year ended September 30, 1997, compared to $5.3 million for the Predecessor's period ended September 19, 1996. The increase was primarily due to the acquisition of Aviall Aerospace, the 1997 amount representing a full year of operations and the growth of revenues, offset by the effects of the Company being subject to income taxes which were not applicable to the Predecessor as a Subchapter S corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and scheduled payments of principal and interest on its indebtedness under the Credit Agreement (defined below). The Company funds its liquidity requirements through cash flows from operations and a revolving credit facility under the Credit Agreement (defined below). The Company's working capital increased $43.1 million, or 60.2%, to $114.7 million as of September 30, 1998, compared to $71.6 million as of September 30, 1997. The Company's working capital requirements have increased primarily as a result of higher accounts receivable and inventory levels needed to support its growth in revenues.

     In connection with the acquisitions of the Predecessor and Aviall Aerospace, on September 19, 1996, the Company entered into a credit agreement with a syndicate of lenders (as amended, the "Credit Agreement"). Simultaneously with the execution of the Credit Agreement, the Company executed term notes (the "Term Notes") in the aggregate amount of $50.0 million. The Term Notes require quarterly interest payments based on a specified "Base Rate" or the Eurodollar rate plus a spread and annual principal payments of $500,000 due September 1997 through 2002 with the remaining principal balance due September 30, 2003.

     The Company has a $30.0 million revolving credit facility (the "Revolver"). As of September 30, 1998, the Company had borrowings of $26.5 million outstanding under the Revolver. Interest on borrowings under the Revolver is payable quarterly based upon the Base Rate or the Eurodollar rate plus a spread. The commitments under the Revolver must be reduced by $15.0 million in September 2000 and 2001.

     The Term Notes and Revolver provide for borrowings of up to $80.0 million of which the Company had total borrowings of $75.5 million at November 17, 1998. The Company's debt is collateralized by substantially all the assets of the Company and its subsidiaries and is subject to certain financial covenants.

     For the year ended September 30, 1998, net cash used in operating activities was $22.4 million. The cash flows from operations for fiscal 1998, consisted primarily of net income of $15.8 million and noncash charges of $4.3 million, less changes in working capital items of $42.5 million. The principal components of the change in working capital were increases in inventories of $28.2 million and increases in accounts receivable of $11.1 million necessary to support the Company's sales growth.

     For the year ended September 30, 1997, net cash provided by operating activities was $9.6 million. The cash flows from operations for fiscal 1997 consisted primarily of net income of $11.6 million and noncash charges of $2.5 million, less changes in working capital items of $4.5 million. The principal components of the change in working capital were increases in inventories of $2.9 million and increases in accounts receivable of $8.4 million offset by an increase in accounts payable of $5.5 million. These increases were a result of the Company's sales growth.

     The Company's capital expenditures increased to $3.2 million for the year ended September 30, 1998, from $1.0 million in 1997. This increase in capital expenditures was a result of computer system expenditures and costs associated with expansion of the corporate headquarters to consolidate the Company's corporate functions in Dallas, Texas. The Company's net cash provided by financing activities in fiscal 1998 was $29.1 million, consisting principally of borrowings from the Revolver. The Company's net cash used in financing activities in fiscal 1997 was $5.4 million, consisting primarily of payments made on the Revolver.

     The Company expects to spend approximately $3.8 million for capital expenditures in fiscal 1999. These capital expenditures will relate principally to computer system (both software and hardware) upgrades, conversion and implementation costs.

     The Company believes that internally generated cash flow and amounts that may be available under the Revolver will provide adequate funds to meet its working capital needs, planned capital expenditures and debt service obligations.

YEAR 2000 COMPLIANCE

     The year 2000 issue is a result of computer programs being written with two digits (rather than four) to define the applicable year, resulting in incorrect calculations for the year 2000 and beyond.

     The Company has evaluated all of its primary computer software programs and operating systems used for business processes to identify year 2000 issues. Based upon this review, the Company has determined that its primary legacy systems are not year 2000 compliant. These legacy systems currently handle the following functions: purchasing; sales order entry; warehouse inventory management and distribution; invoicing and accounts receivable; and accounts payable.

     The Company is currently developing a plan to evaluate year 2000 compliance for all non-information technology systems such as telephone systems, fax machines, security systems, etc. The Company does not have any imbedded microprocessors that will affect its internal systems. This evaluation and remediation of noncompliant, noninformation technology systems should be completed by mid-year 1999.

     In 1998, the Company made the decision to replace its year 2000 noncompliant legacy systems and install two new replacement systems. The first of these new systems, a distribution system, will perform the functions of inventory management and distribution as well as sales order entry and purchasing. The second replacement system is a financial software package that will perform the functions of invoicing and accounts receivable, accounts payable and general ledger. Both systems are currently in the implementation phase and should be fully installed by March of 1999, but in no event will the systems be installed any later than mid-year 1999.

     The majority of the cost incurred by the Company to become year 2000 compliant is related to the purchase and installation of the two new systems described above. Through the end of fiscal year 1998, the Company spent an estimated $.7 million on development and implementation of these systems. The remaining system implementation costs will be incurred in fiscal year 1999 and are estimated at approximately $2.2 million. Approximately 60% of the Company's fiscal year 1999 capital expenditure budget will be spent to complete implementation of the new systems. There are no significant information systems projects pending as a result of year 2000 compliance work. No independent verification of year 2000 risk or cost estimates has been performed by outside third parties.

     The Company believes that it has identified all internal year 2000 issues and has developed a plan to ensure that all systems will be compliant before the year 2000. However, the Company cannot ensure that all third parties significant to the Company's operations will be compliant in time. The Company believes that the most likely worst-case scenario would be the effect on the Company of noncompliance by third-party vendors or customers which do not become year 2000 compliant and have a significant business relationship with the Company. Major noncompliant customers or vendors could have an adverse impact on the Company in the areas of revenue collection, disbursements and communications as well as the scheduling and delivery of inventory. To mitigate these problems, the Company intends to develop a plan to survey all significant third parties about readiness efforts. In addition, a review of all electronic data interchange ("EDI") linkages and data transmission between the Company and significant third parties will be performed. Third-party surveys and data transmission tests should be completed by mid-year 1999. Currently, the Company has no contingency plan for the most likely worst-case scenario. If it appears that any significant third party will not be compliant, the Company will develop contingency plans, if possible, to mitigate the impact of noncompliance.

EFFECTS OF INFLATION

     The Company does not believe that inflation has had a significant impact on its results of operations in recent years. However, there can be no assurance that the Company's business will not be affected by inflation in the future.

NEW ACCOUNTING PRONOUNCEMENTS

     In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 ("SFAS 132") "Employers' Disclosures about Pensions and Other Post-retirement Benefits". SFAS 132 revises and improves the effectiveness of current note disclosure requirements for employers' pensions and other retiree benefits by requiring additional information to facilitate financial analysis and eliminating certain disclosures which are no longer useful. SFAS 132 does not address recognition or measurement issues. The Company will adopt SFAS 132 in fiscal 1999. Adoption of SFAS 132 will not have a significant impact on the Company.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company will adopt SFAS 133 in fiscal 2000.

The Company has determined that the adoption of this statement will have no effect on its financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Market risks relating to the Company's operations result primarily from changes in interest rates on outstanding borrowings under the Company's Credit Agreement. Foreign currency and commodity risks have each been assessed by the Company as immaterial. The Company has not engaged in hedging activity to limit its interest rate exposures. Additionally, the Company does not use financial instruments for trading purposes and is not a party to any leveraged derivatives.

INTEREST RATE RISKS

     The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table presents the Company's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates. As interest rates are variable, the stated values of market-sensitive instruments are equivalent to fair value.



                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                              (dollars in millions)


                                                                                  FOR FISCAL YEAR ENDED SEPTEMBER 30,
                                                                                 -------------------------------------
                                                                      1999         2000          2001          2002         2003
                                                                    ---------    --------      --------      --------     --------
Bank Term Note, matures September 30, 2003, interest payable quarterly at the Eurodollar rate plus a spread of 2.0%
      -  scheduled principal payments ............................   $  0.5       $  0.5        $  0.5        $  0.5      $  47.0
      -  variable rate fixed every six months in November
      and May ....................................................     7.75%        7.75%         7.75%         7.75%        7.75%
Bank Revolver of $30 million, matures September 19, 2001,
   interest payable quarterly, principally at the Eurodollar
   rate plus a spread of 1.0% with .5% on unused portion of
   Revolver
       - scheduled principal payments ............................   $    -       $ 15.0       $  11.5        $   -       $   -
       - variable rate fixed each month (averaged) ...............     7.81%        7.81%         7.81%         N/A         N/A


ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS & SUPPLEMENTARY DATA


                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in Thousands, Except Per Share Data)


                                                                                                    SEPTEMBER 30,
                                                                                           ----------------------------
                                                                                              1998              1997
                                                                                           ----------        ----------
                                                     ASSETS
CURRENT ASSETS:
   Cash.............................................................................         $8,202            $4,764
   Accounts receivable, net of allowances of $1,072 and $549 (Note 2)...............         34,479            24,305
   Inventories, net of reserves of $4,921 and $2,332 (Note 2).......................         94,980            69,085
   Prepaid expenses.................................................................            970               149
   Deferred tax asset  (Note 4).....................................................          3,284             1,377
                                                                                           --------          --------
           Total current assets.....................................................        141,915            99,680
PROPERTY AND EQUIPMENT, net of depreciation of $1,413 and $483......................          3,932             1,623
INTANGIBLES AND OTHER ASSETS, net (Note 2)..........................................          9,911             8,932
                                                                                           --------          --------
                                                                                           $155,758          $110,235
                                                                                           --------          --------
                                                                                           --------          --------
                                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current maturities of long-term debt.............................................           $500              $500
   Accounts payable.................................................................         21,272            18,308
   Income taxes payable.............................................................            645             1,573
   Accrued liabilities..............................................................          4,802             7,695
                                                                                           --------          --------
           Total current liabilities................................................         27,219            28,076
                                                                                           --------          --------
LONG-TERM DEBT, less current maturities.............................................         75,000            49,000
                                                                                           --------          --------
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY, per accompanying statements:
   Preferred stock, $.01 par value, 10,000,000 shares authorized....................            -                 -
   Common stock, $.01 par value, 40,000,000 shares authorized.......................            170               166
   Additional paid-in capital.......................................................         25,694            21,101
   Retained earnings................................................................         27,675            11,892
                                                                                           --------          --------
           Total stockholders' equity...............................................         53,539            33,159
                                                                                           --------          --------
                                                                                           $155,758          $110,235
                                                                                           --------          --------
                                                                                           --------          --------


 The accompanying notes are an integral part of these consolidated statements.

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, Except Per Share Data)


                                                           YEAR ENDED         YEAR ENDED          PERIOD ENDED
                                                          SEPTEMBER 30,      SEPTEMBER 30,        SEPTEMBER 30,
                                                             1998                1997                 1996
                                                         ---------------    ---------------      ---------------
REVENUES:
   Product sales .............................             $ 184,512           $ 139,260           $   3,488
   Inventory management service fees .........                 1,433               1,459                  67
                                                           ---------           ---------           ---------
                                                             185,945             140,719               3,555

COST OF GOODS SOLD                                           126,372              96,393               2,442
                                                           ---------           ---------           ---------
   Gross profit ..............................                59,573              44,326               1,113

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES .................................                27,944              21,048                 463

COMPENSATION EXPENSE OF STOCK OPTIONS ........                 1,486                 -                   -
                                                           ---------           ---------           ---------
   Operating income ..........................                30,143              23,278                 650

INTEREST AND OTHER:
   Interest expense ..........................                 5,475               5,263                 184
   Other income ..............................                  (163)               (147)                -
                                                           ---------           ---------           ---------
INCOME BEFORE TAXES ..........................                24,831              18,162                 466

PROVISION FOR INCOME TAXES ...................                 9,048               6,559                 177
                                                           ---------           ---------           ---------
NET INCOME                                                 $  15,783           $  11,603           $     289
                                                           ---------           ---------           ---------
                                                           ---------           ---------           ---------
EARNINGS PER SHARE:
    Basic ....................................             $    0.94           $    0.73           $    0.02
                                                           ---------           ---------           ---------
                                                           ---------           ---------           ---------
    Diluted ..................................             $    0.88           $    0.70           $    0.02
                                                           ---------           ---------           ---------
                                                           ---------           ---------           ---------
WEIGHTED AVERAGE SHARES OUTSTANDING:
    Basic ....................................                16,741              15,897              15,118
                                                           ---------           ---------           ---------
                                                           ---------           ---------           ---------
    Diluted ..................................                18,011              16,509              15,118
                                                           ---------           ---------           ---------
                                                           ---------           ---------           ---------


 The accompanying notes are an integral part of these consolidated statements.

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In Thousands)


                                                     COMMON STOCK               ADDITIONAL                            TOTAL
                                              ----------------------------       PAID-IN          RETAINED        STOCKHOLDERS'
                                                SHARES           AMOUNT          CAPITAL          EARNINGS            EQUITY
                                              ----------      ------------    ------------     -------------     ---------------
INCEPTION, August 21, 1996 ...............         -          $    -            $    -           $    -             $    -
Initial contribution of capital ..........      14,328             143            20,108              -               20,251
Equity transaction expenses ..............         -               -              (1,132)             -               (1,132)
Stock issued for services ................        790               8                (8)             -                  -
Net income ...............................         -               -                 -                289                289
                                              --------        --------          --------         --------           --------
BALANCE, September 30, 1996 ..............      15,118             151            18,968              289             19,408
Issuance of stock ........................         797               8             1,160              -                1,168
Conversion of note payable ...............         682               7               993              -                1,000
Purchase of stock ........................         (14)            -                 (20)             -                  (20)
Net income ...............................         -               -                 -             11,603             11,603
                                              --------        --------          --------         --------           --------
BALANCE, September 30, 1997 ..............      16,583             166            21,101           11,892             33,159
Issuance of stock ........................         462               4             1,032              -                1,036
Compensation expenses for stock
  options ................................         -               -               1,486              -                1,486
Stock option income tax benefits .........         -               -               2,075              -                2,075
Net income ...............................         -               -                 -             15,783             15,783
                                              --------        --------          --------         --------           --------
BALANCE, September 30, 1998 ..............      17,045        $    170          $ 25,694         $ 27,675           $ 53,539
                                              --------        --------          --------         --------           --------
                                              --------        --------          --------         --------           --------

 The accompanying notes are an integral part of these consolidated statements.

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                        YEAR ENDED         YEAR ENDED         PERIOD ENDED
                                                                       SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,
                                                                           1998               1997               1996
                                                                       ------------        ------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................... $ 15,783           $ 11,603           $    289
  Adjustments to reconcile net income to net cash provided by
      (used in) operating activities, net of acquisitions:
      Depreciation and amortization ...................................    1,505              1,031                 27
      Provision for doubtful accounts .................................      892                549                  -
      Provision for excess and obsolete inventories ...................    2,589              2,338                  -
      Deferred income taxes ...........................................   (1,907)            (1,377)                 -
      Compensation expense of stock options ...........................    1,486                  -                  -
  Changes in operating assets and liabilities:
      Increase in accounts receivable .................................  (11,066)            (8,384)            (1,375)
      Increase in inventories .........................................  (28,484)            (2,902)              (330)
      (Increase) decrease in prepaid expenses/other ...................   (2,377)               (60)               169
      Increase (decrease) in accounts payable .........................    2,964              5,489               (304)
      Increase (decrease) in income taxes payable .....................     (928)             1,395                177
      Decrease in accrued liabilities .................................   (2,893)              (116)              (872)
                                                                        --------           --------           --------
           Net cash provided by (used in) operating activities ........  (22,436)             9,566             (2,219)
                                                                        --------           --------           --------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ............................................   (3,237)              (972)                (3)
      Acquisitions, net of cash acquired ..............................        -                  -            (70,066)
                                                                        --------           --------           --------
        Net cash used in investing activities .........................   (3,237)              (972)           (70,069)
                                                                        --------           --------           --------
  CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of stock ...............................................    1,036              1,168             20,251
      Stock option income tax benefits ................................    2,075                  -                  -
      Equity transaction expenses .....................................        -                  -             (1,132)
      Loan acquisition costs ..........................................        -                  -             (2,309)
      Proceeds from initial borrowings ................................        -                  -             55,000
      Borrowings on revolving facility ................................   27,000             11,700              2,000
      Payments on revolving facility ..................................     (500)           (17,700)                 -
      Payments on term note borrowings ................................     (500)              (500)                 -
      Purchase of stock                                                        -                (20)                 -
                                                                        --------           --------           --------
        Net cash provided by (used in) financing activities ...........   29,111             (5,352)            73,810
                                                                        --------           --------           --------
   NET INCREASE IN CASH ...............................................    3,438              3,242              1,522
   CASH, beginning of period ..........................................    4,764              1,522                  -
                                                                        --------           --------           --------
   CASH, end of period ................................................ $  8,202           $  4,764           $  1,522
                                                                        --------           --------           --------
                                                                        --------           --------           --------
  SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest .......................................... $  5,160           $  4,385           $    174
      Cash paid for income taxes ......................................    8,710              6,539                  -

 The accompanying notes are an integral part of these consolidated statements.

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS:

     TriStar Aerospace Co. (formerly Maple Leaf Aerospace, Inc.) and subsidiaries (the "Company") is both a leading distributor of aerospace fasteners, fastening systems and related hardware and a leading provider of customized inventory management services ("JIT services"). Both lines of business serve original equipment manufacturers ("OEMs"), commercial airlines and other aerospace companies.

     The Company was formed on August 21, 1996, and began operations on September 19, 1996, when it acquired Tri-Star Aerospace, Inc. (the "Predecessor") and certain net assets of the Aviall Aerospace business unit of Aviall Services, Inc., and Aviall (Canada) Ltd. (together "Aviall Aerospace"). The Company acquired the outstanding stock of the Predecessor for $31.8 million, including together $3 million of contingent consideration and assumption of $20.6 million of Predecessor debt. The contingent consideration was placed in escrow and is payable to the former shareholders of Predecessor on September 19, 1999, to the extent that such amount is not due the Company to satisfy certain indemnifications given the Company by the former Predecessor shareholders (see
Note 5). Simultaneous with the acquisition of Predecessor, the Company acquired the assets of Aviall Aerospace for cash of $18.6 million and assumption of $3.2 million of accounts payable.

     The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on the fair-market values at the date of acquisition. The excess of purchase price over the fair-market values of the net assets acquired has been recorded as goodwill.

     On May 5, 1998, the Company completed an initial public offering (the "Offering") which initially involved the sale of 13,276,858 shares of the Company's common stock. In addition, 224,776 shares were sold by certain shareholders pursuant to an over-allotment option in connection with the Offering. The price offered to the public was $16.00 per share. The net proceeds of the Offering went to the selling stockholders.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


BASIS OF PRESENTATION

     The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles and include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.


USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE

     Accounts receivable consist of the following:

                                                                       SEPTEMBER 30,
                                                                 --------------------------
                                                                   1998             1997
                                                                 ---------       ----------
                                                                       (IN THOUSANDS)
     Accounts receivable .......................................  $35,551          $24,854
     Less--allowance for doubtful accounts .....................    1,072              549
                                                                 ---------       ----------
                                                                  $34,479          $24,305
                                                                 ---------       ----------
                                                                 ---------       ----------

     The Company serves the aerospace industry and grants unsecured credit to its customers. Management's periodic evaluation of the adequacy of the allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, the Company's past loss experience, known and inherent risks in the customer base, adverse situations that may affect the customer's ability to repay and current economic conditions. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become known.

INVENTORIES

     Inventories are stated at the lower of cost (specific identification method) or market and consist of the following:

                                                                         SEPTEMBER 30,
                                                                 --------------------------
                                                                   1998             1997
                                                                 ---------       ----------
                                                                       (IN THOUSANDS)
     Inventories ...............................................  $99,901          $71,417
     Less--allowance for excess and obsolete inventories .......    4,921            2,332
                                                                  -------          -------
                                                                  $94,980          $69,085
                                                                  -------          -------
                                                                  -------          -------

     Adjustments to the allowance for excess and obsolete inventories consist of the following:

                                                                         SEPTEMBER 30,
                                                                 --------------------------
                                                                    1998             1997
                                                                 ---------       ----------
                                                                        (IN THOUSANDS)
     Balance, beginning of period ..............................  $ 2,332          $     -
     Provision for excess and obsolete inventories .............    2,589            2,338
     Inventories written off ...................................        -               (6)
                                                                  -------          -------
     Balance, end of period ....................................  $ 4,921          $ 2,332
                                                                  -------          -------
                                                                  -------          -------

     The Company provides a reserve for potentially excess and obsolete inventory. This reserve is based on management's estimates of future sales projections in the aerospace industry and its place in the industry, sales price, available customers and age of the inventory. This reserve is reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become known.

PROPERTIES AND DEPRECIATION

     Property and equipment are stated at cost and consist of leasehold improvements, computer hardware and software, furniture and fixtures, machinery, equipment and automobiles. Maintenance, repairs and betterments, including replacement of minor items of physical properties, are charged to expense; major additions to physical properties are capitalized. Property and equipment are depreciated using the straight-line method over the estimated useful lives ranging from three to 15 years.

INTANGIBLES AND OTHER ASSETS

     Intangibles and other assets are stated at cost net of amortization computed on the straight-line and effective interest methods. Components and useful lives of intangibles and other assets are as follows:


                                                                         SEPTEMBER 30,
                                                                  ------------------------
                                                                    1998            1997
                                                                  --------        --------
                                                                       (IN THOUSANDS)
     Goodwill (30 years) .......................................  $ 7,111          $ 7,111
     Loan acquisition costs (7 years) ..........................    2,309            2,309
     Other .....................................................    1,643               87
                                                                  -------          -------
                                                                   11,063            9,507
     Less accumulated amortization .............................    1,152              575
                                                                  -------          -------
                                                                  $ 9,911          $ 8,932
                                                                  -------          -------
                                                                  -------          -------


SEGMENT INFORMATION

     The Company's revenues by type are as follows:


                                                                        SEPTEMBER 30,
                                                                 ---------------------------
                                                                   1998              1997
                                                                 ----------       ----------
                                                                       (IN THOUSANDS)
     Domestic revenues .........................................  $161,975         $121,480
     Export revenues ...........................................    21,207           12,098
     Foreign operations revenues ...............................     2,763            7,141
                                                                  --------         --------
     Total revenues ............................................  $185,945         $140,719
                                                                  --------         --------
                                                                  --------         --------


EARNINGS PER SHARE

     The Company adopted Statements of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share," effective December 31, 1997, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS 128. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period.

A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:


                                                      YEAR ENDED       YEAR ENDED       PERIOD ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                         1998             1997             1996
                                                     -------------    -------------    -------------
                                                                     (IN THOUSANDS)
Basic earnings per share:
Net income ..........................................  $15,783          $11,603          $   289
                                                       -------          -------          -------
                                                       -------          -------          -------
Weighted average common shares ......................   16,741           15,897           15,118
                                                       -------          -------          -------
                                                       -------          -------          -------
Basic earnings per common share .....................  $  0.94          $  0.73          $  0.02
                                                       -------          -------          -------
                                                       -------          -------          -------
Diluted earnings per share:
    Net income ......................................  $15,783          $11,603          $   289
                                                       -------          -------          -------
                                                       -------          -------          -------
Weighted average common shares ......................   16,741           15,897           15,118
Dilutive effect of stock options ....................    1,270              612                -
                                                       -------          -------          -------
Weighted average common shares,
    assuming dilutive effect of stock options .......   18,011           16,509           15,118
                                                       -------          -------          -------
                                                       -------          -------          -------
Diluted earnings per common share ...................  $  0.88          $  0.70          $  0.02
                                                       -------          -------          -------
                                                       -------          -------          -------


     Options to purchase 137,820 shares of common stock at an exercise price of $12.75 were outstanding during the period ended September 30, 1998. These options were not included in the computation of diluted earnings per share because inclusion of such stock options in such computation would be antidilutive.

     On February 11, 1998, the Company declared a 158-for-one stock split. The earnings per share and share amounts in the consolidated financial settlements and the notes thereto have been restated to reflect the stock split.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In February 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 132 ("SFAS 132"), "Employers' Disclosures about Pensions and Other Post-retirement Benefits". SFAS 132 revises and improves the effectiveness of current note disclosure requirements for employers' pensions and other retiree benefits by requiring additional information to facilitate financial analysis and eliminating certain disclosures which are no longer useful. SFAS 132 does not address recognition or measurement issues. The Company will adopt SFAS 132 in fiscal year 1999. Adoption of SFAS 132 will not have a significant impact on the Company.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability at its fair value. The Company will adopt SFAS 133 in fiscal 2000. The Company has determined that the adoption of SFAS 133 will have no effect on its financial statements.

3.        LONG-TERM DEBT:

     Long-term debt consists of the following:


                                                                                                SEPTEMBER 30,
                                                                                       -----------------------------
                                                                                          1998              1997
                                                                                       -----------       -----------
                                                                                               (IN THOUSANDS)
$30 million revolving credit facility, matures September 19, 2001, interest payable quarterly, principally at the Eurodollar rate plus a spread (7.5625%
   and 10.00% at September 30, 1998 and 1997, respectively), mandatory principal
   reductions of $15 million in September 2000 and 2001 ............................      $26,500          $     -

Bank term note, matures September 30, 2003, interest payable quarterly at the
   Eurodollar rate plus a spread (7.75% and 9.00% at September 30, 1998 and
   1997, respectively), principal payments of $0.5 million due annually September
   1999 through 2002 with the balance due at maturity ..............................       49,000           49,500
                                                                                          -------          -------
                                                                                           75,500           49,500

Current maturities of long-term debt ...............................................          500              500
                                                                                          -------          -------
                                                                                          $75,000          $49,000
                                                                                          -------          -------
                                                                                          -------          -------


     Future maturities of long-term debt at September 30, 1998 were as follows (in thousands):


   1999.....................................................          $500
   2000.....................................................        15,500
   2001.....................................................        12,000
   2002.....................................................           500
   2003.....................................................        47,000
                                                                   -------
                                                                   $75,500
                                                                   -------
                                                                   -------


     The Company's revolving credit facility (the "Revolver") and term note provide for borrowings up to $80 million under the Company's credit agreement which it entered into on September 19, 1996, with a syndicate of lenders (as amended, the "Credit Agreement"). All of the Company's debt is borrowed by an operating subsidiary and is collateralized by substantially all assets of the operating subsidiaries of the Company. The debt is subject to certain financial covenants and restricts dividends or loans by the operating subsidiaries to the holding company. At September 30, 1998, the Company was in compliance with the covenants.

     During 1997, the majority shareholder converted a $1 million noninterest-bearing note into 682,244 shares of Company stock. The conversion was treated as a non-cash transaction for purposes of the consolidated statement of cash flows.

     During 1998, the Credit Agreement was amended to adjust certain financial covenants and reduce the interest rate spreads applicable to each of the facilities that vary, depending on the Company's leverage ratio.

     Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

4.       INCOME TAXES:

     The provision for income taxes includes the following components for the periods ended September 30:


                                                                  1998               1997             1996
                                                                --------          ---------         ---------
                                                                               (IN THOUSANDS)
Current .......................................................  $10,955           $ 7,936           $   177
Deferred ......................................................   (1,907)           (1,377)                -
                                                                 -------           -------           -------
 ..............................................................  $ 9,048           $ 6,559           $   177
                                                                 -------           -------           -------
                                                                 -------           -------           -------


     The provision for income taxes was at an effective rate of 36% for 1998 and 1997, and 38% for 1996. The following reconciles the provision for income taxes included in the consolidated statements of income with the provision which would result from the application of the statutory federal tax rate to pretax federal income rate:


                                                                  1998               1997              1996
                                                                --------           --------          --------
                                                                               (IN THOUSANDS)
Expected provision at federal statutory rate of 35% for
    1998 and 1997, and 34% for 1996 ...........................  $ 8,691           $ 6,357           $   159
Increase (decrease) resulting from:
 State income taxes, net of federal income tax benefit ........      804               726                18
 Issuance of stock as consideration ...........................        -              (452)                -
 Other ........................................................     (447)              (72)                -
                                                                 -------           -------           -------
 Provision for income taxes ...................................  $ 9,048           $ 6,559           $   177
                                                                 -------           -------           -------
                                                                 -------           -------           -------

     The Company's net deferred tax asset was as follows at September 30, 1998 and 1997:

                                                        1998            1997
                                                      --------        --------
                                                           (IN THOUSANDS)
Inventories .........................................  $2,405          $1,050
Stock options .......................................     361               -
Accounts receivable valuation reserves ..............     215             182
Accrued professional fees ...........................      -               76
Other ...............................................     303              69
                                                       ------          ------
Net deferred tax asset ..............................  $3,284          $1,377
                                                       ------          ------
                                                       ------          ------

5.        COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

     The Company leases office and warehouse facilities and certain computer equipment under operating leases expiring from December 1998 to August 2008. Future minimum annual lease commitments at September 30, 1998, are as follows (in thousands):


   Fiscal 1999...................................................     $813
   Fiscal 2000...................................................      385
   Fiscal 2001...................................................      146
   Fiscal 2002...................................................      114
   Fiscal 2003 ..................................................       42
   Thereafter ...................................................      106
                                                                    ------
   Total ........................................................   $1,606
                                                                    ------
                                                                    ------


SALES AND PURCHASE CONTRACTS

     The Company is a party to various sales contracts with airlines that require the Company to provide certain parts at fixed prices. The contracts typically have a three to five year life. Generally, vendor purchases are made under distributorship agreements which are cancelable upon 30-days' notice.

EMPLOYEE BENEFIT PLAN

     The Company sponsors a defined contribution profit sharing and 401(k) savings plan which covers all employees with at least three months of service. The Company matches 50 percent of employee contributions to the extent that the employee's contributions do not exceed five percent of defined compensation. Additional contributions may be made to the plan at the discretion of the Board of Directors of the Company (the "Board").

LITIGATION

     The Company has been a defendant in two separate lawsuits for purchase of a former Predecessor employee's stock in Predecessor and the rescission of a certificate for stock in Predecessor. As discussed in Note 1, $3 million of the purchase price of Predecessor was placed in escrow as indemnification to the Company by the former shareholders of Predecessor to satisfy the liability, if any, that the Company must pay. During the fiscal year ended September 30, 1998, one of the two original lawsuits was discharged. While the amount claimed in the remaining lawsuit is significant in the aggregate, management believes that the Company's ultimate liability in excess of the indemnification, if any, will not be material to the consolidated financial position or results of operations of the Company.

     Various other lawsuits, claims and proceedings have been or may be instituted or asserted against the Company. While the amounts claimed may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that results of operations or liquidity in a particular period could be materially affected by certain contingencies. However, based on facts currently available, management believes it is remote that the matters pending or asserted will have a materially adverse effect on the financial position of the Company.

6.        SALES TO SIGNIFICANT CUSTOMERS:

     During the year ended September 30, 1998, the Company had two customers that accounted for 23.2 percent and 14.5 percent of consolidated revenues, respectively. During the year ended September 30, 1997, the Company had two customers that accounted for 24.8 percent and 11.7 percent of consolidated revenues, respectively.

7.        RELATED PARTY TRANSACTIONS:

     In conjunction with the acquisitions, an officer of the Company was issued 790,000 shares of the Company's common stock as consideration for services rendered in connection with securing the equity to complete the transaction. The stock issuance is recorded as a reduction in additional paid-in capital for the par value of the shares issued in the consolidated statements of stockholders' equity. This transaction was accounted for as a noncash financing activity and, therefore, is not included in the consolidated statement of cash flows.

     As compensation for services rendered in coordinating, structuring and consummating the simultaneous acquisitions of the Predecessor and Aviall Aerospace, the Company agreed to pay an officer a fee of $2,560,000. The fee was accrued as part of the purchase price accounting and was included in the allocation of costs to the fair-market-value of assets acquired at September 19, 1996. As of September 30, 1997, the Company had paid $51,370. The remaining balance was paid during fiscal 1998.


8.        EMPLOYEE STOCK PLANS:

STOCK PURCHASE PLAN

     The Company adopted an employee stock purchase plan which reserved 790,000 shares of common stock for issuance to any employee, officer or director at the discretion of the Board. During the year ended September 30, 1997, 660,598 shares were issued under the plan at prices that approximated the fair-market-value of the Company's stock on the date of commitment to issuance.

1996 STOCK OPTION PLAN

     The Company adopted the 1996 Stock Option Plan (the "1996 Plan") that allowed for the issuance of 3,950,000 options to key employees of the Company. The options become available in equal annual portions through fiscal 2001 based on the attainment of certain financial performance measures. Once available, 25 percent become vested immediately, and the remaining options were to vest ratably over the following three years. At the Offering date, options not yet vested became vested, generally at 80% of the original options granted with the remaining 20% of unvested options being forfeited. Under the 1996 Plan, options were to be granted with an exercise price equal to or greater than the fair-market-value of the Company's common stock at the date of grant. In December 1997, 158,000 options were issued to one employee at a discount from the fair value at the date of grant. Of these shares, 20% became immediately exercisable and 80% of the remaining options become exercisable upon the completion of the Offering. The Company has recorded compensation of $1,486,464 in the year ended September 30, 1998, for the discount from the fair value for the shares exercisable at the grant dates. All options expire in September 2006. The Company applies fixed plan accounting to the 1996 Plan, as both the number of options and the exercise price of the options are known at the grant date. A summary of the 1996 Plan activity follows:


                                                                                                                  WEIGHTED
                                                                                                                   AVERAGE
                                                                                            SHARES UNDER          PRICE PER
                                                                                               OPTION               OPTION
                                                                                            -------------        -----------
Outstanding, August 21, 1996 ............................................................    $         -             $   -
   Granted, exercise price equal to market price ........................................      2,214,845              1.47
   Granted, exercise price exceeds market price .........................................        361,820              7.60
                                                                                             -----------
Outstanding, September 30, 1996 .........................................................      2,576,665              2.33
   Granted, exercise price equal to market price ........................................        571,960              1.71
   Granted, exercise price exceeds market price .........................................        500,545              7.60
                                                                                             -----------
Outstanding, September 30, 1997 .........................................................      3,649,170              2.96
   Granted, market price exceeds exercise price .........................................        158,000              3.80
   Forfeited ............................................................................       (644,250)             3.19
   Exercised ............................................................................       (461,536)
                                                                                             -----------              2.24
Outstanding, September 30, 1998 .........................................................      2,701,384              3.07
                                                                                             -----------
                                                                                             -----------


The following is a summary of stock options outstanding as of September 30, 1998:


                   OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
     ----------------------------------------------              -------------------------------
                          OPTION         REMAINING                                     EXERCISE
        OPTIONS          EXERCISE       CONTRACTUAL                OPTIONS            PRICE PER
      OUTSTANDING          PRICE           LIFE                  EXERCISABLE            SHARE
     -------------      ----------      -----------              -----------          ----------
       1,952,029           $1.47           8.00                   1,952,029              $1.47
          93,102            2.91           8.00                      93,102               2.91
          60,825            3.37           8.00                      60,825               3.37
          82,720            3.80           8.00                      82,720               3.80
          99,248            5.09           8.00                      99,248               5.09
         137,820            7.34           8.00                     137,820               7.34
         137,820            9.93           8.00                     137,820               9.93
         137,820           12.75           8.00                     137,820              12.75
      ----------                           ----                   ---------
       2,701,384                           8.00                   2,701,384
      ----------                           ----                   ---------
      ----------                           ----                   ---------


     The Company applies the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". Accordingly, no compensation cost has been recognized for the 1996 Plan. However, pursuant to the requirements of SFAS 123, the following disclosures are presented to reflect the Company's pro forma net income for the year ended September 30, 1998 and 1997, and the period ended September 30, 1996, as if the fair value method of accounting prescribed by SFAS 123 had been used. Had compensation cost for the Company's 1996 Plan been determined consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


NET INCOME (in thousands):                                                    1998             1997            1996
                                                                          ------------     ------------    ------------
   As reported..........................................................     $15,783          $11,603            $289
   Pro forma............................................................      14,303           11,474             289

  BASIC EARNINGS PER SHARE:
   As reported..........................................................       $0.94            $0.73           $0.02
   Pro forma............................................................        0.85             0.72            0.02

  DILUTED EARNINGS PER SHARE:
   As reported..........................................................       $0.88            $0.70           $0.02
   Pro forma............................................................        0.79             0.70            0.02


     The fair value of each option grant is estimated on the date of grant using the minimum value method with the following assumptions: dividend yield of 0 percent, weighted-average risk-free interest rate for 1998, 1997 and 1996 of
5.96 percent, 6.50 percent and 6.63 percent, respectively, and expected lives of ten years.

1998 STOCK OPTION PLAN

     The Company's 1998 Stock Option Plan (the "1998 Plan") authorizes the issuance of up to 2,000,000 shares of common stock of the Company pursuant to stock options granted to key employees, nonemployee directors and consultants of the Company. The 1998 Plan does not provide for stock appreciation rights. The 1998 Plan will expire on April 1, 2008 unless earlier terminated by the Board. No options were granted or outstanding under the 1998 Plan at September 30, 1998.

     On October 13, 1998, the Company granted 1,045,300 common stock options under the 1998 Plan with an exercise price of $8.38 which was the closing market price at that date. Twenty percent of these stock options vest and become exercisable six months subsequent to the date of grant. The remaining options will vest and become exercisable in equal increments of twenty percent on the first, second, third and fourth anniversary of the grant date if certain Company financial targets are met for each fiscal year as set by the Compensation Committee of the Board; however, all options not previously vested will become fully vested and exercisable no later than six months after the fourth anniversary of the date of grant. The Company will apply fixed cost accounting to these options and no compensation cost will be recognized under the provisions of SFAS 123, "Accounting for Stock-Based Compensation".


9.        SUBSEQUENT EVENT:

     The Company executed a sixth amendment to its Credit Agreement dated December 4, 1998. The most significant provisions of this amendment are the expansion of the Company's Revolver from $30 million to $50 million, a provision for the Company to use up to $20 million of the Revolver to repurchase the Company's outstanding common stock and a provision which allows the Company's French subsidiary, TriStar Aerospace SARL, to borrow up to $5 million under the Revolver. Additionally, mandatory principal pay downs of outstanding borrowings under the Revolver are $15 million in 2000 and $35 million in 2001. Certain conditions precedent to the effectiveness of this amendment have not been completed.

10.       QUARTERLY FINANCIAL DATA (UNAUDITED):

     The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented (in thousands, except per share amounts):

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998


                                                                QUARTER ENDED
                                          ------------------------------------------------------------
                                          DEC. 31,        MARCH 30,           JUNE 30,        SEP. 30,
                                            1997             1998              1998             1998
                                          ---------      -----------        ----------       ---------
Net sales ...............................  $42,635          $45,768          $49,158          $48,384
Gross profit ............................   13,219           14,770           15,702           15,882
Operating income ........................    6,825            7,663            7,211            8,444
Net income ..............................    3,522            3,975            3,571            4,715
Basic earnings per common share .........  $  0.21          $  0.24          $  0.21          $  0.28
Diluted earnings per common share .......  $  0.19          $  0.22          $  0.20          $  0.26


                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997


                                                                 QUARTER ENDED
                                          ------------------------------------------------------------
                                           DEC. 31,         MARCH 30,        JUNE 30,         SEP. 30,
                                            1996              1997             1997            1997
                                          ---------      -----------        ----------       ---------
Net sales ...............................  $30,966          $34,531          $36,238          $38,984
Gross profit ............................    9,958           10,731           11,659           11,978
Operating income ........................    5,511            5,708            6,159            5,900
Net income ..............................    2,444            2,748            3,056            3,355
Basic earnings per common share .........  $  0.16          $  0.18          $  0.19          $  0.20
Diluted earnings per common share .......  $  0.16          $  0.18          $  0.19          $  0.19


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of TriStar Aerospace Co.:

     We have audited the accompanying consolidated balance sheets of TriStar Aerospace Co. (a Delaware corporation) and subsidiaries as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended September 30, 1998 and 1997, and the period from inception (August 21, 1996) to September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TriStar Aerospace Co. and subsidiaries as of September 30, 1998 and 1997, and the results of their operations and their cash flows for the years ended September 30, 1998 and 1997, and the period from inception to September 30, 1996, in conformity with generally accepted accounting principles.



                                           ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
November 17, 1998

                     TRI-STAR AEROSPACE, INC. AND SUBSIDIARY

                        COMBINED STATEMENT OF OPERATIONS
                                 (In Thousands)


                                                                    PERIOD FROM
                                                                    JANUARY 1, TO
                                                                    SEPTEMBER 19,
                                                                         1996
                                                                    --------------
REVENUES.......................................................         $55,186
COST OF GOODS SOLD.............................................          39,490
                                                                        -------
   Gross profit................................................          15,696
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...................           8,897
                                                                        -------
   Operating income............................................           6,799
INTEREST EXPENSE...............................................           1,512
OTHER INCOME...................................................             (19)
                                                                        -------
   Net income..................................................          $5,306
                                                                        -------
                                                                        -------


         The accompanying notes are an integral part of this statement.

                     TRI-STAR AEROSPACE, INC. AND SUBSIDIARY

                        COMBINED STATEMENT OF CASH FLOWS
                                 (In Thousands)


                                                                                                      PERIOD FROM
                                                                                                     JANUARY 1, TO
                                                                                                     SEPTEMBER 19,
                                                                                                         1996
                                                                                                     --------------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................................................              $5,306
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization........................................................                 356
      Provision for excess and obsolete inventories........................................               1,961
      Payment of dividends to minority interest owners.....................................                (272)
  Changes in operating assets and liabilities:
      Increase in accounts receivable......................................................                (499)
      Increase in inventories..............................................................                (541)
      Increase in prepaid expenses and other...............................................                (163)
      Increase in trade accounts payable...................................................               1,991
      Increase in integrated supply program contract payable...............................                 625
      Increase in accrued liabilities......................................................                 292
                                                                                                        -------
           Net cash provided by operating activities.......................................               9,056
                                                                                                        -------
  CASH FLOWS FROM INVESTING ACTIVITIES:
   Repayment of notes receivable...........................................................                 121
   Capital expenditures....................................................................                (190)
                                                                                                        -------
           Net cash used in investing activities...........................................                 (69)
                                                                                                        -------
  CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings................................................................              18,754
   Payments on debt........................................................................             (23,294)
   Distributions to stockholders...........................................................              (3,832)
                                                                                                        -------
           Net cash used in financing activities...........................................              (8,372)
                                                                                                        -------
   NET INCREASE  IN CASH...................................................................                 615
   CASH, beginning of period...............................................................                 131
                                                                                                        -------
   CASH, end of period.....................................................................                $746
                                                                                                        -------
                                                                                                        -------
  SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid for interest..................................................................              $1,646


         The accompanying notes are an integral part of this statement.

                     TRI-STAR AEROSPACE, INC. AND SUBSIDIARY

                     NOTES TO COMBINED FINANCIAL STATEMENTS


1.   ORGANIZATION AND BUSINESS:

     Tri-Star Aerospace, Inc. and subsidiary (the "Company") is a single-source distributor of aerospace fasteners, fittings, and other related hardware. The Company's major products include fasteners (bolts, nuts, pins, washers, screws, rivets), fluid and hydraulic systems parts (fittings, couplings, valves), bearings and related aerospace hardware. The Company has over 2,000 customers which include original equipment manufacturers of aircraft and aircraft components, commercial airlines and aircraft maintenance, repair and overhaul facilities.

     The Company owns 73.8 percent of Tri-Star International, Inc. (an inactive Interest Charge Domestic International Sales Corporation). Included in the combined financial statements of the Company is Tri-Star Inventory Management Services, Inc. (TIMS), a company under the common ownership and control of the Company's stockholders.

         The Company's central distribution facility is located in Tulsa, Oklahoma. The Company has eight additional sales offices and six regional warehouses located within the United States, Canada and the United Kingdom.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


BASIS OF PRESENTATION

     The combined financial statements include accounts of Tri-Star Aerospace, Inc., Tri-Star International, Inc. and Tri-Star Inventory Management Services, Inc. Intercompany transactions have been eliminated.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

     Revenues are recognized at the time of shipment.

INCOME TAXES

     The Company's stockholders have elected to be taxed under the S corporation provisions of the Internal Revenue Code of 1986, as amended. As an S corporation, the earnings of the Company are taxable to the individual stockholders. Therefore, the Company does not record deferred tax assets or liabilities or income tax expense.

3.   CONCENTRATION OF BUSINESS RISK:


     The Company serves the aerospace industry and grants unsecured credit to its customers. Management's periodic evaluation of the adequacy of the allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, the Company's past loss experience, known and inherent risks in the customer base, adverse situations that may affect the customer's ability to repay and current economic conditions. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become known.

     The Company also provides a reserve for potentially excess and obsolete inventory. This reserve is based on management's estimates of future sales projections in the aerospace industry and its place in the industry, sales price, available customers and age of the inventory. This reserve is reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become known.

     During the period from January 1 to September 19, 1996, the Company had three customers that individually accounted for more than ten percent of revenues.


4.   COMMITMENTS AND CONTINGENCIES:


OPERATING LEASES

     The Company leases office and warehouse facilities and certain computer equipment under operating leases expiring from September 1996, to November 2000. Future minimum annual lease commitments (September 30 year-end) at September 19, 1996, are approximately as follows (in thousands):


   1997....................................................      $617
   1998....................................................       611
   1999....................................................       411
   2000....................................................       171
   2001....................................................        14
                                                               ------
                                                               $1,824
                                                               ------
                                                               ------


SALES AND PURCHASE CONTRACTS

     The Company is a party to various sales contracts with airlines that require the Company to provide certain parts at fixed prices. The contracts generally have a two-year life. Generally, vendor purchases are made under distributorship agreements which are cancelable upon 30 days' notice.

EMPLOYEE BENEFIT PLANS

     The Company has an employee savings and investment plan (the "Plan") which is qualified under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan covering all employees of the Company. All employees hired as of the first day of the year may contribute, on a pre-tax basis, up to the maximum amount allowable by law. The Company may, at the discretion of the Board of Directors, make a contribution to the Plan up to 10 percent of the employee's base earnings. Only employees who worked a minimum of 1,000 hours in the previous year are eligible for the Company's contribution. The Company expensed $45,000 in 1996, related to the Company's contributions.

     The Company has an employees' welfare benefit plan which is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Plan provides death benefits covering substantially all employees of the Company. The Plan requires the Company to contribute to the trust such amounts as the Board of Directors determines necessary to properly fund the benefits payable under the Plan.

LITIGATION

     The Company is the defendant in two separate lawsuits for purchase of a former employee's stock in the Company and the rescission of a certificate for stock in the Company. While the amount of the lawsuits is significant in the aggregate, management believes that the Company's ultimate liability, if any, will not be material to its combined financial position or results of combined operations. The stockholders of the Company have indemnified TriStar Aerospace Co. by accepting contingent consideration for a portion of the sales price (see
Note 5).


5.   SUBSEQUENT EVENT:


     On September 19, 1996, the Company was acquired by TriStar Aerospace Co. ("TriStar," formerly Maple Leaf Aerospace, Inc.) through a series of transactions for approximately $31.8 million, including $3 million of contingent consideration and assumption of $20.6 million in debt. Such contingent consideration was placed in escrow and is payable to the former shareholders of the Company on September 19, 1999, to the extent that such amount is not due TriStar to satisfy certain indemnifications given TriStar by the former shareholders.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of TriStar Aerospace Co.:

     We have audited the accompanying combined statement of operations and cash flows of Tri-Star Aerospace, Inc. (a Florida corporation) and subsidiary and affiliate for the period from January 1, 1996, to September 19, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Tri-Star Aerospace, Inc. and subsidiary and affiliate for the period from January 1, 1996, to September 19, 1996, in conformity with generally accepted accounting principles.



                                          ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
January 24, 1997

                 AVIALL AEROSPACE BUSINESS UNIT OF AVIALL, INC.

                          STATEMENT OF OPERATING INCOME
                                 (In Thousands)

                                                                                                   PERIOD FROM
                                                                                                  JANUARY 1, TO
                                                                                                   SEPTEMBER 19,
                                                                                                       1996
                                                                                                 ----------------
REVENUES..................................................................................            $23,085
COST OF GOODS SOLD........................................................................             18,050
                                                                                                      -------
   Gross profit...........................................................................              5,035
                                                                                                      -------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
   Third-party expenses...................................................................              3,541
   Intercompany allocations...............................................................              1,189
                                                                                                      -------
                                                                                                        4,730
                                                                                                      -------
Operating income .........................................................................               $305
                                                                                                      -------
                                                                                                      -------

         The accompanying notes are an integral part of this statement.


                 AVIALL AEROSPACE BUSINESS UNIT OF AVIALL, INC.

                             STATEMENT OF CASH FLOWS
                                 (In Thousands)

                                                                                            PERIOD FROM
                                                                                           JANUARY 1, TO
                                                                                           SEPTEMBER 19,
                                                                                               1996
                                                                                          --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Operating income ...................................................................      $305
     Adjustments to reconcile operating income (loss) to net cash used in operating activities:
     Depreciation........................................................................       304
     Loss on sale of fixed assets........................................................         2
     Provision for excess and obsolete inventories.......................................     1,072
     Changes in assets and liabilities:
            Decrease in accounts receivable..............................................       607
            Increase in inventories......................................................    (5,164)
            Increase in prepaid expenses and other.......................................       (21)
            Decrease in accounts payable.................................................    (1,947)
            Decrease in accrued liabilities..............................................        (3)
                                                                                             ------
                 Net cash used in operating activities...................................    (4,845)
                                                                                             ------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures...............................................................      (245)
                                                                                             ------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net intercompany borrowings........................................................     5,090
                                                                                             ------
NET INCREASE IN CASH.....................................................................       -
CASH, beginning of period................................................................        22
                                                                                             ------
CASH, end of period......................................................................       $22
                                                                                             ------
                                                                                             ------

         The accompanying notes are an integral part of this statement.

                 AVIALL AEROSPACE BUSINESS UNIT OF AVIALL, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION AND BUSINESS:

     Aviall, Inc.'s ("Aviall") aerospace business unit ("Aviall Aerospace") is engaged in the distribution of aerospace fasteners to major aircraft original equipment manufacturers and their subcontractors, primarily in the United States and Canada. Aviall Aerospace's principal location is a facility in Dallas, Texas, with additional stocking locations in Toronto, Montreal, Long Beach and St. Louis. Prior to the sale of Aviall Aerospace, discussed in
Note 6, the U.S. operations were a portion of Aviall Services, Inc., a U.S. wholly owned subsidiary of Aviall, and the stocking locations in Toronto and Montreal, Canada were a portion of Aviall Ltd., a wholly owned foreign subsidiary of Aviall.

2.   BASIS OF PRESENTATION:

     The accompanying statement of operating income is intended to present the results of Aviall Aerospace including allocations for corporate level expenses (see Note 5) incurred by Aviall and allocated to Aviall Aerospace. The statement is not intended to be a complete presentation of Aviall Aerospace's results of operations. The results of Aviall Aerospace were included in Aviall's consolidated corporate tax return. No provision for income taxes has been recorded in the statement of operating income.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.   CONCENTRATION OF BUSINESS RISK:

     Aviall Aerospace serves the aerospace industry and grants unsecured credit to its customers. Management's periodic evaluation of the adequacy of the allowance for doubtful accounts is based on management's estimates of the creditworthiness of its customers, Aviall Aerospace's past loss experience, known and inherent risks in the customer base, adverse situations that may affect the customer's ability to repay and current economic conditions. These estimates are reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become known.

     Aviall Aerospace also provides a reserve for potentially excess or obsolete inventory. This reserve is based on management's estimates of future sales projections in the aerospace industry and its place in the industry, sales price, available customers and age of the inventory. This reserve is reviewed periodically and as adjustments become necessary, they are reported in earnings in the periods in which they become known.

     During the period from January 1, to September 19, 1996, Aviall Aerospace had two customers that individually accounted for more than ten percent of revenues.

4.   COMMITMENTS:

     Aviall Aerospace is a party to various sales contracts with airlines that require Aviall Aerospace to provide certain parts at fixed prices. The contracts generally have a two-year life. Generally, vendor purchases are made under distributorship agreements that are cancelable upon 30 days' notice.

5.   TRANSACTIONS WITH AFFILIATES:

     Aviall Aerospace had sales of $1,254,000 in 1996, to Aviall affiliates. Corporate level expenses of $1,189,000 were allocated to Aviall Aerospace in 1996. These corporate allocations include general corporate expenses such as telephone, rent, utilities, maintenance, supplies, accounting, management salaries and marketing.

6.   SUBSEQUENT EVENT:

     On September 19, 1996, certain net assets of Aviall Aerospace were purchased by TriStar Aerospace Co. (formerly Maple Leaf Aerospace, Inc.) for approximately $18.6 million and assumption of $3.2 million of accounts payable.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of TriStar Aerospace Co.:

     We have audited the accompanying statements of operating income and cash flows of the Aviall Aerospace Business Unit of Aviall, Inc. (a Delaware corporation) for the period from January 1, 1996, to September 19, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Aviall Aerospace Business Unit of Aviall, Inc. for the period from January 1, 1996, to September 19, 1996, in conformity with generally accepted accounting principles.




                                        ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
May 9, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS EXECUTIVE OFFICERS OF THE RESTRAINT

     The information set forth under the captions "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement to be filed in connection with the 1999 Annual Meeting of the Stockholders to be held on January 22, 1999 is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information set forth under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement to be filed in connection with the 1999 Annual Meeting of the Stockholders to be held on January 22, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive Proxy Statement to be filed in connection with the 1999 Annual Meeting of the Stockholders to be held on January 22, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Related Party Transactions" in the Company's definitive proxy Statement to be filed in connection with the 1999 Annual Meeting of the Stockholders to be held on January 22, 1999 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Exhibits.


        EXHIBIT                        DESCRIPTION
        NUMBER
          2.1       Agreement and Plan of Merger, dated as of August 28, 1996, by and among Maple Leaf Aerospace, Inc., Aerospace
                    Acquisition Corp., Aerospace Merger Sub I, Inc., Tri-Star
                    Aerospace Inc., and certain stockholders is incorporated
                    herein by reference to Exhibit 2.1 included in the
                    Registration Statement Number 333-46335 on Form S-1
                    effective April 29, 1998.

          2.2 Asset Purchase Agreement, dated September 5, 1996, by and among Aviall (Canada) Ltd., Aviall Services, Inc. and Maple
                    Leaf Aerospace, Inc. is incorporated herein by reference to
                    Exhibit 2.2 included in the



                    Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.

          3.1       Certificate of Amended and Restated Incorporation of the
                    Company, filed May 5, 1998 (1).

          3.2       Amended and Restated Bylaws of the Company approved
                    February 11, 1998 (1)

          4.1 Form of Common Stock Certificate is incorporated herein by reference to Exhibit 4.1 included in the Registration
                    Statement Number 333-463356 on Form S-1 effective April 29,
                    1998.

          10.1      Credit Agreement, dated as of September 19, 1998, among the
                    Company and Bankers Trust Company, as agent, is incorporated herein by reference to Exhibit 10.1 included in the Registration Statement Number 333-463335 on Form S-1 effective April 29, 1998.

          10.2      First Amendment to Credit Agreement, dated as of April,
                    1997, among the Company and Bankers Trust Company, as agent, is incorporated herein by reference to Exhibit 10.2 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.

          10.3      Second Amendment to the Credit Agreement, dated as of August
                    4, 1997, among the Company and Bankers Trust Company, as agent, is incorporated herein by reference to Exhibit 10.3 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.

          10.4 Third Amendment to the Credit Agreement, dated as of November 7, 1997, among the Company and Bankers Trust
                    Company, as agent, is incorporated herein by reference to
                    Exhibit 10.4 included in the Registration Statement Number
                    333-46335 on Form S-1 effective April 29, 1998.

          10.5 Fourth Amendment to the Credit Agreement, dated as of February 9, 1998, among the Company and Bankers Trust
                    Company, as agent, is incorporated herein by reference to
                    Exhibit 10.33 included in the quarterly report on Form 10-Q dated June 12, 1998.

          10.6      Fifth Amendment to the Credit Agreement, dated as of June
                    30, 1998, among the Company and Bankers Trust Company, as agent, is incorporated herein by reference to Exhibit 10.34 included in the quarterly report on Form 10-Q dated August
                    13, 1998.

          10.7 Form of Sixth Amendment to the Credit Agreement, dated as of December 4, 1998, among the Company and Bankers Trust
                    Company, as agent. (1)

          10.8 Security Agreement, dated as of September 19, 1996, among the Company and Bankers Trust Company, as agent, is incorporated herein by reference to Exhibit 10.5 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.



          10.9      Pledge Agreement, dated as of September 19, 1996, among the
                    Company and Bankers Trust Company, as agent, is incorporated herein by reference to Exhibit 10.6 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.

          10.10     Lease Agreement, dated as of July 12, 1990, among the
                    Company and Robert L. Zeligson Trust, is incorporated herein by reference to Exhibit 10.7 included in the Registration
                    Statement Number 333-46335 on Form S-1 effective April 29,
                    1998.

          10.11     Lease Agreement, dated as of December 4, 1990, among the
                    Company and Robert L. Zeligson Trust, is incorporated herein by reference to Exhibit 10.8 included in the Registration
                    Statement Number 333-46335 on Form S-1 effective April 29,
                    1998.

          10.12 Lease Agreement, dated as of May 31, 1991, among the Company and Robert L. Zeligson Trust, is incorporated herein by reference to Exhibit 10.9 included in the Registration
                    Statement Number 333-46335 on Form S-1 effective April 29,
                    1998.

          10.13 Build and Lease Agreement, dated as of April 30, 1993, among the Company and Robert L. Zeligson Trust, is incorporated herein by reference to Exhibit 10.10 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.

          10.14 Sublease, dated as of September 19, 1996, among the Company and Aviall Services, Inc., together with First Amendment to
                    Sublease, dated as of September 19, 1996, among the Company and Aviall Services, Inc., is incorporated herein by reference to Exhibit 10.11 included in the Registration
                    Statement Number 333-46335 on Form S-1 effective April 29,
                    1998.

          10.15     Lease Agreement, dated as of January 28, 1997, among the
                    Company and Robert L. Zeligson Trust, is incorporated herein by reference to Exhibit 10.12 included in the Registration
                    Statement Number 333-46335 on Form S-1 effective April 29,
                    1998.

          10.16     Lease Agreement, dated as of September 16, 1997, among the
                    Company and William Weinberg, is incorporated herein by reference to Exhibit 10.13 included in the Registration
                    Statement Number 333-46335 on Form S-1 effective April 29,
                    1998.

          10.17     Amended and Restated Management Stockholders' and
                    Optionholders' Agreement, dated as of May 15, 1997, among the Company, Odyssey Partners, L.P., B.T. Investment
                    Partners, Inc. and certain Stockholders, is incorporated herein by reference to Exhibit 10.15 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.

          10.18 Maple Leaf Aerospace, Inc. 1996 Stock Option Plan, is incorporated herein by reference to Exhibit 10.16 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.



          10.19 Employment Agreement, dated as of September 19, 1996, between the Company and Quentin Bourjeaurd, is incorporated herein by reference to Exhibit 10.18 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.

          10.20 Employment Agreement, dated as of February 1, 1997, between the Company and Charles Balchunas, is incorporated herein by reference to Exhibit 10.19 included in the Registration
                    Statement Number 333-46335 on Form S-1 effective April 29,
                    1998.

          10.21 Employment Agreement, dated as of January 15, 1998, between the Company and Douglas E. Childress. (1)

          10.22 Employment Agreement, dated as of December 8, 1997, between the Company and Denny Barge. (1)

          10.23 Employment Agreement, dated as of August 1, 1998, between the Company and Trevor Wright. (1)

          10.24     Letter Agreement, dated as of May 15, 1997, between the
                    Company and John R. King, Jr. (1)

          10.25     Promissory Note, dated as of September 19, 1996, from
                    Quentin Bourjeaurd in favor of the Company, is incorporated herein by reference to Exhibit 10.22 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.

          10.26     Promissory Note, dated as of April 15, 1996, from Quentin
                    Bourjeaurd in favor of the Company, is incorporated herein by reference to Exhibit 10.23 included in the Registration
                    Statement Number 333-46335 on Form S-1 effective April 29,
                    1998.

          10.27     Promissory Note, dated as of May 30, 1997, from Charles
                    Balchunas in favor of the Company, is incorporated herein by reference to Exhibit 10.24 included in the Registration
                    Statement Number 333-46335 on Form S-1 effective April 29,
                    1998.

          10.28 TriStar Aerospace Co. 1998 Stock Option Plan, is incorporated herein by reference to Exhibit 10.26 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.

          10.29     TriStar Aerospace Co. Executive and Key Employee Incentive
                    Plan, is incorporated herein by reference to Exhibit 10.27 included in the Registration Statement Number 333-46335 on Form S-1 effective April 29, 1998.

          10.30 Letter Agreement, dated as of September 19, 1996, between the Company and Quentin Bourjeaurd, is incorporated herein by reference to Exhibit 10.28 included in the Registration
                    Statement Number 333-46335 on Form S-1 effective April 29,
                    1998.



          10.31     Amended and Restated Maple Leaf Aerospace, Inc. 1996 Stock
                    Option Plan, is incorporated herein by reference to Exhibit
                    10.31 included in the Registration Statement Number
                    333-46335 on Form S-1 effective April 29, 1998.

          21.1      Subsidiaries of the Registrant. (1)

          23.1      Consent of Arthur Andersen LLP. (1)

          24.1 Powers of Attorney of directors and officers of the Registrant (included on page 50).

          27.1      Financial Data Schedule.



(1)  Filed herewith.


     (b)  Financial Statement Schedules

          Financial Statement Schedules have been omitted because the required information is not applicable or because such information is included in the financial statements and notes thereto included in this Annual Report filed on Form 10-K.

     (c)  Reports on Form 8-K

     No Reports on Form 8-K were filed during the fiscal year ended September 30, 1998.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: December 10, 1998           TRISTAR AEROSPACE CO.



                                       By: /s/ DOUGLAS E. CHILDRESS
                                           ------------------------------------
                                                Douglas E. Childress
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ P. QUENTIN BOURJEAURD      Chairman, President and Chief           Date: December 10, 1998
    --------------------------     Executive Officer
      P. Quentin Bourjeaurd        (Principal Executive Officer)


By: /s/ DOUGLAS E. CHILDRESS       Executive Vice President, Chief         Date: December 10, 1998
    --------------------------     Financial Officer, and Director
       Douglas E. Childress        (Principal Financial Officer)


By: /s/ CHARLES BALCHUNAS          Executive Vice President, Chief         Date: December 10, 1998
    --------------------------     Operating Officer and Director
        Charles Balchunas

By: /s/ BRIAN E. BARENTS           Director                                Date: December 10, 1998
    --------------------------
         Brian E. Barents


By: /s/ CINDY B. BROWN             Director                                Date: December 10, 1998
    --------------------------
         Cindy B. Brown


By: /s/ JAMES L. HERSMA            Director                                Date: December 10, 1998
    --------------------------
         James L. Hersma
