Form 10-Q
period 1998-12-31
TRISTAR AEROSPACE CO
filed 1999-02-12
CIK 1055231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ x ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarterly Period Ended December 31, 1998

                                       OR

[  ]  Transition Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Transition Period from ______ to ______

                        COMMISSION FILE NUMBER 001-04021

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

                                  214-366-5000
              (Registrant's telephone number, including area code)

(Former name, former address and former fiscal year if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                 Number of shares outstanding at December 31, 1998
Common Stock, $.01 par value                        17,044,742

                              TRISTAR AEROSPACE CO.

                                    FORM 10-Q

                         Quarter Ended December 31, 1998

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

      Signatures

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                    December 31,    September 30,
                                                                        1998            1998
                                                                    ------------    ------------
ASSETS
Current assets:
  Cash                                                              $      4,024    $      8,202
  Accounts receivable, net                                                38,550          34,479
  Inventories, net                                                        97,630          94,980
  Other assets                                                             6,179           4,254
                                                                    ------------    ------------
    Total current assets                                                 146,383         141,915
Property & equipment, net                                                  4,747           3,932
Intangibles & other assets, net                                           10,006           9,911
                                                                    ------------    ------------
      Total assets                                                  $    161,136    $    155,758
                                                                    ------------    ------------
                                                                    ------------    ------------

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $     21,533    $     21,272
  Accrued liabilities & other                                              6,978           5,947
                                                                    ------------    ------------
    Total current liabilities                                             28,511          27,219
Long-term debt                                                            75,000          75,000
Stockholders' equity
  Common stock, $.01 par value, 40,000,000 shares authorized                 170             170
  Additional paid-in capital                                              25,694          25,694
  Retained earnings                                                       31,761          27,675
                                                                    ------------    ------------
   Total stockholders' equity                                             57,625          53,539
                                                                    ------------    ------------
      Total liabilities & stockholders' equity                      $    161,136    $    155,758
                                                                    ------------    ------------
                                                                    ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         Three Months
                                                      Ended December 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
Revenues                                         $     48,324    $     42,635
Cost of goods sold                                     32,744          29,416
                                                 ------------    ------------
  Gross Profit                                         15,580          13,219
Selling, general & administrative expenses              7,393           6,040
Compensation expense of stock options                    --               354
                                                 ------------    ------------
  Operating Income                                      8,187           6,825
Interest and other expense
  Interest Expense                                      1,559           1,204
  Other Income                                            (70)            (51)
                                                 ------------    ------------
  Income before Taxes                                   6,698           5,672
Provision for income taxes                              2,612           2,150
                                                 ------------    ------------
Net Income                                       $      4,086    $      3,522
                                                 ------------    ------------
                                                 ------------    ------------
Earnings per share:
  Basic                                          $       0.24    $       0.21
  Diluted                                        $       0.23    $       0.19

Weighted average shares outstanding:
  Basic                                                17,045          16,583
  Diluted                                              18,155          18,158

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         Three Months
                                                                      Ended December 31,
                                                                  -------------------------
                                                                     1998           1997
                                                                  ----------     ----------
Cash flows from operating activities
  Net income                                                      $    4,086     $    3,522
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Depreciation and amortization                                       425            354
     Provision for doubtful accounts                                      30             15
     Provision for excess and obsolete inventories                       371            707
     Deferred income taxes                                              --             (141)
     Compensation expense of stock options                              --              354
  Changes in operating assets and liabilities
     (Increase) decrease in accounts receivable                       (4,101)        (4,534)
     (Increase) decrease in inventories                               (3,021)        (7,836)
     (Increase) decrease in other assets                              (2,163)          (217)
     Increase (decrease) in accounts payable & accrued expenses        1,293          3,557
                                                                  ----------     ----------
       Net cash provided by (used in) operating activities            (3,080)        (4,219)
                                                                  ----------     ----------
Cash flows from investing activities:
  Capital expenditures                                                (1,098)          (344)
                                                                  ----------     ----------
       Net cash provided by (used in) investing activities            (1,098)          (344)
                                                                  ----------     ----------
Cash flows from financing activities:
  Borrowings on revolving facility                                      --            3,000
                                                                  ----------     ----------
       Net cash provided by (used in) financing activities              --            3,000
                                                                  ----------     ----------
Net increase (decrease) in cash                                       (4,178)        (1,563)
Cash, beginning of period                                              8,202          4,764
                                                                  ----------     ----------
Cash, end of period                                               $    4,024     $    3,201
                                                                  ----------     ----------
                                                                  ----------     ----------
Supplemental cash flow information:
  Cash paid for interest                                          $    1,473     $    1,239
  Cash paid for income taxes                                             530            559

              The accompanying notes are an integral part of these
                       consolidated financial statements.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Section 13 of the Securities Exchange Act of 1934 and are filed pursuant to Rule 13a-13 and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of December 31, 1998 and September 30, 1998, and the results of operations and cash flows for the three month periods ended December 31, 1998 and 1997. The results of operations for the three month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K dated as of September 30, 1998.

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

NOTE 3 - AMENDMENT TO CREDIT AGREEMENT
The Company executed a sixth amendment to its Credit Agreement dated December 4, 1998. The most significant provisions of this amendment are the expansion of the Company's revolving credit facility ("Revolver") from $30 million to $50 million, a provision for the Company to use up to $20 million of the Revolver to repurchase the Company's outstanding common stock and a provision which allows the Company's French subsidiary, TriStar Aerospace SARL, to borrow up to $5 million under the Revolver. Additionally, mandatory principal pay downs of outstanding borrowings under the Revolver are $15 million in 2000 and $35 million in 2001.

NOTE 4 - FOOTNOTES INCORPORATED BY REFERENCE
Certain footnotes are applicable to the financial statements but would be substantially unchanged from those presented in the Company's Form 10-K for the fiscal year ended September 30, 1998 filed with the Securities and Exchange Commission. Accordingly, reference should be made to those financial statements for the following:

         NOTE                       DESCRIPTION
       --------     ------------------------------------------------
          1          Organization and Business
          2          Summary of Significant Accounting Policies
          3          Long-Term Debt
          4          Income Taxes
          5          Commitments and Contingencies
          8          Employee Stock Plans

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Form 10-Q under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "may," "will" or similar terms. Forward-looking statements also include projections concerning any assumptions relating to the foregoing. Certain important factors which may cause actual results to vary materially from these forward-looking statements accompany such statements and appear under the heading "Risk Factors" in the Company's Form 10-K for the period ended September 30, 1998, filed with the Securities and Exchange Commission. All subsequent written or oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified by these factors.

GENERAL
The Company is both a leading distributor of aerospace hardware and a leading provider of customized inventory management services to original equipment manufacturers of aircraft and aircraft components, to commercial airlines and aircraft maintenance, repair and overhaul facilities. In fiscal year 1998 approximately 57% of the Company's revenues were derived from conventional sales ("conventional sales") and approximately 43% of the Company's revenues were derived from sales resulting from the Company's long-term inventory management agreements ("JIT services"). For the three months ended December 31, 1998 conventional sales and JIT services represented 51% and 49% of revenues, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

REVENUES
Revenues increased $5.7 million, or 13.3%, to $48.3 million for the three month period ended December 31, 1998 compared to $42.6 million for the same period in 1997. The Company's revenues have increased primarily due to new JIT agreements, an expansion of service levels under certain existing JIT agreements and growth in customer demand resulting from increased aircraft build rates.

GROSS PROFIT
Gross profit increased $2.4 million, or 17.9%, to $15.6 million for the three month period ended December 31, 1998, compared to $13.2 million for the same period in 1997. The increase in gross profit was primarily due to an increase in revenues as noted above. Gross margin as a percentage of sales was 32.2% for the three months ended December 31, 1998 compared to 31.0% for the same period in 1997. The increase in gross margin was primarily due to a shift in product mix that occurs in the normal course of business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased $1.4 million, or 22.4%, to $7.4 million for the three months ended December 31, 1998, compared to $6.0 million for the same period in 1997. The increase was primarily due to personnel costs and other expenses necessary to support the growth in revenues.

INTEREST EXPENSE
Interest expense increased $.4 million, or $29.5%, to $1.6 million for the three months ended December 31, 1998, as compared to $1.2 million for the same period in 1997. The increase was due to higher outstanding borrowings offset somewhat by a decrease in the interest rate under the Company's credit facility for three months ended December 31, 1998, as compared to the same period in 1997.

NET INCOME
Net income increased $.6 million, or 16.0%, to $4.1 million, or $0.23 per diluted share, for the three months ended December 31, 1998, compared to $3.5 million, or $0.19 per diluted share, for the same period in 1997. The increase in net income was primarily due to an increase in revenues and gross margins, which was somewhat offset by an increase in selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES
The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and scheduled payments of interest and principal due to borrowings under the Company's Credit Agreement. The Company funds its liquidity requirements through cash flows from operations and a Revolver under the Credit Agreement.

The Company's working capital (current assets minus current liabilities) has increased $3.2 million, or 2.8%, to $117.9 million as of December 31, 1998, compared to $114.7 million as of September 30, 1998. The increase in working capital was mainly the result of higher accounts receivable ($4.1 million) and inventory ($3.0 million). Accounts receivable increased due to a higher level of sales toward the end of the first quarter. The Company has been increasing inventory levels to support new inventory management service agreements and expansion of existing inventory management service agreements. Capital expenditures and interest paid were $1.1 million and $1.5 million, respectively, for the three months ended December 31, 1998 as compared to $0.3 million and $1.2 million, respectively, for the same period in 1997. The increase in capital expenditures for the current quarter compared to the same period in 1997 was due to expenditures for computer software and hardware to support the installation of a new distribution system and a new financial system.

As of December 31, 1998, the Company had borrowed $26.5 million under its Revolver leaving an available Revolver balance of $23.5 million. Management believes that the Company's current cash position, cash flows from operations, and available borrowing capacity will be sufficient to fund its planned operations for the remainder of fiscal 1999, except as noted in the paragraph below. Actual results may differ from this forward-looking statement.

On February 8, 1999, the Company signed a definitive agreement to purchase the outstanding stock of Standard Parts and Equipment Corporation in Fort Worth, Texas for approximately $31.6 million. Consummation of the acquisition is contingent upon obtaining additional financing, certain government filings and other conditions.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.


         EXHIBIT NUMBER      DESCRIPTION
         --------------      -----------
              10.7           Sixth Amendment to Credit Agreement dated as of
                             December 4, 1998, among the Company and Bankers
                             Trust Company, as agent.

              27.1           Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the three months ended December 31, 1998.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       TRISTAR AEROSPACE CO.
                                            (Registrant)


Date:    February 10, 1999     By:   /s/ P. QUENTIN BOURJEAURD
                                     --------------------------
                                         P. Quentin Bourjeaurd
                                         President & Chief Executive Officer


Date:    February 10, 1999     By:   /s/ DOUGLAS E. CHILDRESS
                                     --------------------------
                                         Douglas E. Childress
                                         Executive Vice President and Chief
                                         Financial Officer