Form 10-Q
period 1999-03-31
TRISTAR AEROSPACE CO
filed 1999-05-14
CIK 1055231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the Quarterly Period Ended March 31, 1999

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

Indicate by check mark whether registrant (1) has filed all reports required by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                  Number of shares outstanding at March 31, 1999
Common Stock, $.01 par value                        17,227,054

                              TRISTAR AEROSPACE CO.

                                    FORM 10-Q

                          Quarter Ended March 31, 1999

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

Item

1.       Financial Statements

2.       Management's Discussion and Analysis of Financial
            Condition and Results of Operations

3.       Quantitative and Qualitative Disclosure about
            Market Risks

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

         Signatures

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                   March 31,        September 30,
                                                                     1999               1998
                                                                 ------------       ------------
ASSETS
Current assets:
  Cash                                                           $     12,081       $     8,202
  Accounts receivable, net                                             43,101            34,479
  Inventories, net                                                    110,839            94,980
  Other assets                                                          7,224             4,254
                                                                 ------------       -----------
    Total current assets                                              173,245           141,915
Property & equipment, net                                               5,240             3,932
Intangibles & other assets, net                                        30,672             9,911
                                                                 ------------       -----------
      Total assets                                               $    209,157       $   155,758
                                                                 ------------       -----------
                                                                 ------------       -----------
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                              $      7,000       $       500
  Accounts payable                                                     24,758            21,272
  Accrued liabilities & other                                          10,926             5,447
                                                                 ------------       -----------
    Total current liabilities                                          42,684            27,219
                                                                 ------------       -----------
Long-term debt                                                        103,000            75,000
                                                                 ------------       -----------
Stockholders' equity
  Common stock, $.01 par value, 40,000,000 shares authorized              172               170
  Additional paid-in capital                                           26,510            25,694
  Retained earnings                                                    36,791            27,675
                                                                 ------------       -----------
   Total stockholders' equity:                                         63,473            53,539
                                                                 ------------       -----------
                                                                 ------------       -----------
      Total liabilities & stockholders' equity                   $    209,157       $   155,758
                                                                 ------------       -----------
                                                                 ------------       -----------


                 The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             Three Months                        Six Months
                                                            Ended March 31,                    Ended March 31,
                                                     ----------------------------       ---------------------------
                                                        1999              1998             1999             1998
                                                     ----------        ----------       ----------       ----------
Revenues                                             $   53,304        $   45,768       $  101,628       $   88,404

Cost of goods sold                                       36,103            30,998           68,847           60,415
                                                     ----------        ----------       ----------       ----------
   Gross profit                                          17,201            14,770           32,781           27,989

Selling, general & administrative expenses                7,457             7,107           14,849           13,146
Compensation expense of stock options                         -                 -                -              354
                                                     ----------        ----------       ----------       ----------
   Operating income                                       9,744             7,663           17,932           14,489

Interest and other expense
   Interest expense                                       1,625             1,284            3,186            2,489
   Other income                                             (48)              (32)            (119)             (83)
                                                     ----------        ----------       ----------       ----------
   Income before taxes                                    8,167             6,411           14,865           12,083

Provision for income taxes                                3,137             2,436            5,750            4,585
                                                     ----------        ----------       ----------       ----------
Net income                                           $    5,030        $    3,975       $    9,115       $    7,498
                                                     ----------        ----------       ----------       ----------
                                                     ----------        ----------       ----------       ----------

Earnings per share:
   Basic                                             $     0.29        $     0.24       $     0.53       $     0.45
   Diluted                                           $     0.28        $     0.22       $     0.50       $     0.41

Weighted average shares outstanding:
   Basic                                                 17,125            16,583           17,086           16,583
   Diluted                                               18,185            18,158           18,146           18,158

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

                                    TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)
                                                  (UNAUDITED)

                                                                               Six Months
                                                                             Ended March 31,
                                                                       -------------------------
                                                                          1999           1998
                                                                       ----------     ----------
Cash flows from operating activities
  Net income                                                           $    9,115     $    7,498
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
    (net of acquisition):
      Depreciation and amortization                                           991            713
      Provision for doubtful accounts                                          30             30
      Provision for excess and obsolete inventories                           883          1,169
      Compensation expense of stock options                                     -            354
  Changes in operating assets and liabilities
      (Increase) decrease in accounts receivable                           (6,431)        (5,426)
      (Increase) decrease in inventories                                   (5,589)       (18,216)
      (Increase) decrease in other assets                                  (2,213)          (448)
      Increase (decrease) in accounts payable & accrued expenses            3,354          1,534
                                                                       ----------     ----------
          Net cash provided by (used in) operating activities                 140        (12,792)
                                                                       ----------     ----------
Cash flows from investing activities:
  Acquisition of business                                                 (28,189)             -
  Capital expenditures                                                     (1,852)          (814)
                                                                       ----------     ----------
          Net cash provided by (used in) investing activities             (30,041)          (814)
                                                                       ----------     ----------

Cash flows from financing activities:
  Issuance of common stock                                                    818              -
  Borrowings from revolving facility                                        5,000         14,000
  Payments on revolving facility                                          (31,500)             -
  Borrowings from issuance of long-term debt                              110,000              -
  Payments on long-term debt                                              (49,000)             -
  Capitalization of loan fees                                              (1,538)             -
                                                                       ----------     ----------
                                                                           33,780         14,000
                                                                       ----------     ----------
Net increase (decrease) in cash                                             3,879            394
Cash, beginning of period                                                   8,202          4,764
                                                                       ----------     ----------
Cash, end of period                                                    $   12,081     $    5,158
                                                                       ----------     ----------
                                                                       ----------     ----------
Supplemental cash flow information:

  Cash paid for interest                                               $    3,279     $    2,458
  Cash paid for income taxes                                                2,248          4,747


              The accompanying notes are an integral part of these
                       consolidated financial statements.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS

Unless the context otherwise requires, reference to the "Company" in this Form 10-Q includes TriStar Aerospace Co. and its subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Section 13 of the Securities Exchange Act of 1934 and are filed pursuant to Rule 13a-13 and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of March 31, 1999 and September 30, 1998, and the results of operations and cash flows for the three month and six month periods ended March 31, 1999 and 1998. The results of operations for the three month and six month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K dated as of September 30, 1998.

NOTE 2 - ACQUISITION OF BUSINESS

On March 24, 1999, the Company acquired the outstanding capital stock of Standard Parts & Equipment Corp. ("SPEC"), based in Fort Worth, Texas. The purchase price was approximately $28.2 million which included a cash payment of $24.7 million and the assumption of $3.5 million in debt. The Company may be required to make additional payments of up to $7.2 million contingent upon the results of SPEC's operations during the calendar year ended December 31, 1999. The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based and upon their estimated fair market values. This treatment resulted in approximately $18.9 million of cost in excess of the net assets acquired (goodwill). This excess (which will increase for any future contingent cash consideration) will be amortized on a straight-line basis over 30 years. The results of operations for SPEC have been included in the results of the Company since completion of the acquisition on March 24, 1999.

NOTE 3 - LONG TERM DEBT

In conjunction with the acquisition of SPEC, the Company amended and restated its credit agreement on March 24, 1999 ("Credit Agreement"). This restated agreement expanded the Company's credit facility from $100 million to $160 million. The $160 million includes a $110 million term note ("Term Note") and a $50 million revolving credit facility ("Revolver"). The Term Note is payable over a six year period with quarterly payments starting June 15, 1999 and ending on March 24, 2005. Any borrowings under the Revolver must be repaid by March 24, 2005. The interest rate on both the Term Note and the Revolver is set at the Euro dollar rate plus a spread not to exceed 2%. The interest rate was 7.07% as of March 31, 1999. Proceeds from the $110 million Term Note were used to pay off the existing term loan ($49.0 million) and revolver balance ($29.5 million) for a total of $78.5 million, provide funding of approximately $28.2 million for the purchase of SPEC and provide funds for general corporate purposes. As of March 31, 1999, the Company had no borrowings under its Revolver.

Future maturities of long-term debt at March 31, 1999 were as follows (in thousands):

                           1999          $  3,000
                           2000            11,000
                           2001            18,000
                           2002            20,000
                           2003            22,000
                        Thereafter         36,000
                                         --------
                                         $110,000

NOTE 4 - COMPENSATION EXPENSE OF STOCK OPTIONS

On December 8, 1997, the Company issued options to purchase 158,000 shares of the Company's common stock to an executive at a discount from the fair market value at the date of grant. Of the shares, 31,600 became exercisable immediately and the Company recorded additional non-cash, non-recurring compensation expense of $354,000 for the six month period ended March 31, 1998.

NOTE 5 - FOOTNOTES INCORPORATED BY REFERENCE

Certain footnotes are applicable to the condensed consolidated financial statements but would be substantially unchanged from those presented in the Company's Form 10-K for the fiscal year ended September 30, 1998 filed with the Securities and Exchange Commission. Accordingly, reference should be made to those financial statements for the following:

               NOTE                             DESCRIPTION
             -----------       ---------------------------------------
                 1             Organization and Business
                 2             Summary of Significant Accounting Policies
                 4             Income Taxes
                 5             Commitments and Contingencies
                 8             Employee Stock Plans

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

GENERAL

The Company is both a leading provider of customized inventory management services to original equipment manufacturers of aircraft and aircraft components, to commercial airlines and aircraft maintenance, repair and overhaul facilities and to aircraft facilities as well as a leading distributor of aerospace fasteners, fastening systems and related hardware. In fiscal year 1998 approximately 57.3% of the Company's revenues were derived from conventional sales ("conventional sales") and approximately 42.7% of the Company's revenues were derived from sales resulting from the Company's long-term inventory management agreements ("JIT services" or "JIT agreements"). For the six months ended March 31, 1999 conventional sales and JIT services represented 49.5% and 50.5% of revenues, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

Revenues increased $7.5 million, or 16.5%, to $53.3 million for the three month period ended March 31, 1999 compared to $45.8 million for the same period in 1998. The Company's revenues have increased primarily due to new JIT agreements, an expansion of service levels under certain existing JIT agreements and the acquisition of SPEC.

GROSS PROFIT

Gross profit increased $2.4 million, or 16.5%, to $17.2 million for the three month period ended March 31, 1999, compared to $14.8 million for the same period in 1998. The increase in gross profit was primarily due to an increase in revenues as noted above. Gross margin as a percentage of sales was 32.3% for the three months ended March 31, 1999 and 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $.4 million, or 4.9%, to $7.5 million for the three months ended March 31, 1999, compared to $7.1 million for the same period in 1998. The increase was primarily due to an increase in personnel costs necessary to support the growth of new and expanding JIT agreements. However, SG&A as a percent of sales decreased to 14% for the three months ended March 31, 1999 compared to 15.5% for the same period in 1998 due to an increase in operating leverage.

INTEREST EXPENSE

Interest expense increased $.3 million, or 26.6%, to $1.6 million for the three months ended March 31, 1999, as compared to $1.3 million for the same period in 1998. The increase was due to higher outstanding borrowings during the three months ended March 31, 1999 as compared to the same period in 1998.

NET INCOME

Net income increased $1.1 million, or 26.5%, to $5.0 million, or $0.28 per diluted share, for the three months ended March 31, 1999, compared to $4.0 million, or $0.22 per diluted share, for the same period in 1998. The increase in net income was primarily due to an increase in revenues and gross margins, which was somewhat offset by an increase in selling, general and administrative expenses and interest expense.

SIX MONTHS ENDED MARCH 31, 1999 AND 1998

REVENUES

Revenues increased $13.2 million, or 15.0%, to $101.6 million for the six month period ended March 31, 1999 compared to $88.4 million for the same period in 1998. The Company's revenues have increased primarily due to new JIT agreements and an expansion of service levels under certain existing JIT agreements.

GROSS PROFIT

Gross profit increased $4.8 million, or 17.1%, to $32.8 million for the six month period ended March 31, 1999, compared to $28.0 million for the same period in 1998. The increase in gross profit was primarily due to an increase in revenues as noted above. Gross margin as a percentage of sales was 32.3% for the six months ended March 31, 1999 compared to 31.7% for the same period in 1998. This increase in gross profit as a percentage of sales was mainly due to decreased freight costs as a result of cost saving initiatives.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased $1.7 million, or 13.0%, to $14.8 million for the six months ended March 31, 1999, compared to $13.1 million for the same period in 1998. The increase was primarily due to increased personnel costs necessary to support the growth in new and expanding JIT agreements. However, SG&A as a percent of sales decreased to 14.6% for the six months ended March 31, 1999 compared to 14.9% for the same period in 1998 due to an increase in operating leverage.

INTEREST EXPENSE

Interest expense increased by $0.7 million, or 28.0% to $3.2 million for the six months ended March 31, 1999 as compared to $2.5 million for the same period in 1998. The increase in interest expense was due to an increase in outstanding debt balances during the six months ended March 31, 1999 as compared to the same period in 1998.

NET INCOME

Net income increased $1.6 million, or 21.6%, to $9.1 million, or $0.50 per diluted share, for the six months ended March 31, 1999 as compared to $7.5 million, or $0.41 per diluted share, for the same period in 1998. The increase in net income was primarily due to an increase in revenues offset somewhat by an increase in selling, general and administrative and interest expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity requirements consist primarily of working capital needs, capital expenditures and scheduled payments of interest and principal due to borrowings under the Company's Credit Agreement (defined below). The Company funds its liquidity requirements through cash flows from operations and a revolving credit facility under the Credit Agreement (defined below).

The Company's working capital (current assets minus current liabilities) has increased $15.9 million, or 13.8%, to $130.6 million as of March 31, 1999, compared to $114.7 million as of September 30, 1998. The increase in working capital was mainly the result of higher accounts receivable ($6.4 million) and inventory ($5.6 million) levels needed to support the growth in revenues during the six months ended March 31, 1999. The Company has been increasing inventory levels to support new inventory management service agreements and expansion of existing inventory management service agreements. Capital expenditures were $1.9 million for the six months ended March 31, 1999 as compared to $0.8 million for the same period in 1998. This increase in capital expenditures was due to expenditures for computer hardware and software to support the installation of an upgraded distribution system and a new financial system. Interest paid was $3.3 million for the six months ended March 31, 1999 as compared to $2.5 million for the same period in 1998. The increase in interest was due to higher balances of outstanding debt throughout the current period.

In conjunction with the acquisition of SPEC, the Company amended and restated its credit agreement on March 24, 1999 ("Credit Agreement"). The restated agreement expanded the Company's credit facility from $100 million to $160 million. The $160 million includes a $110 million term note ("Term Note") and a $50 million revolving credit facility ("Revolver"). The Term Note is payable over a six year period with quarterly payments starting June 15, 1999 and ending on March 24, 2005. Any borrowings under the Revolver must be repaid by March 24, 2005. The interest rate on both the Term Note and the Revolver is set at the Euro dollar rate plus a spread not to exceed 2%. The interest rate was 7.07% as of March 31, 1999. Proceeds from the $110 million Term Note were used to pay off the existing term loan ($49.0 million) and revolver balance ($29.5 million) for a total of $78.5 million, provide funding of approximately $28.2 million for the purchase of SPEC and provide funds for general corporate purposes. As of March 31, 1999, the Company had no borrowings under its Revolver. Management believes that the Company's current cash position, cash flows from operations and available borrowing capacity will be sufficient to fund its planned operations and capital expenditures for the remainder of fiscal 1999. Actual results may differ from this forward-looking statement.

OTHER

In its report on Form 10-K for the fiscal year ended September 30, 1998, the Company anticipated that its implementation of year 2000 compliant information technology systems would be completed by mid-1999. Although implementation of a year 2000 compliant financial system will be completed by mid-1999, the Company anticipates that the upgrade of its distribution system will now be completed in the early part of the second half of 1999.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

Interest Rate Risks

         The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates. The table below presents the Company's debt obligations, principal cash flows and related weighted-average interest rates by expected maturity dates. As interest rates are variable, the stated values of market-sensitive instruments are equivalent to fair value.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY

                              (DOLLARS IN MILLIONS)


                                                        FOR FISCAL YEAR ENDED SEPTEMBER 30,
                                                        ------------------------------------
                                              1999      2000     2001      2002     2003  THEREAFTER
                                              ----      ----     ----      ----     ----  ----------
    Bank Term Note, matures March 24,
      2005 payable quarterly at the Euro
      dollar rate plus a spread of 2.0%
       -  scheduled principal payments         $3.0     $11.0    $18.0     $20.0    $22.0       $36.0
       -  variable rate as of March 31, 1999   7.07%     7.07%    7.07%     7.07%    7.07%       7.07%

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits.

               EXHIBIT NUMBER      DESCRIPTION
               --------------      -----------
                   10.1            Amended and Restated Credit Agreement, dated
                                   as of March 24, 1999, among the Company and
                                   Bankers Trust Company, as agent.

                   10.2 Pledge Agreement, dated as of March 24, 1999, among the Company and Bankers Trust Company, as agent.

                   10.3            Security Agreement, dated as of March 24,
                                   1999, among the Company and Bankers Trust
                                   Company, as agent.

                   10.4            Subsidiaries Guaranty, dated as of March 24,
                                   1999, among the Company and Bankers Trust
                                   Company, as agent.

                   27.1            Financial Data Schedule

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the three months ended March 31, 1999. However, the Company did file a report on Form 8-K on or around April 8, 1999 regarding the acquisition of Standard Parts & Equipment Corp.

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                         TRISTAR AEROSPACE CO.
                            (Registrant)

Date: May 14, 1999                     By: /s/ P. QUENTIN BOURJEAURD
                                           ------------------------------------
                                           P. Quentin Bourjeaurd
                                           President & Chief Executive Officer

Date: May 14, 1999                     By: /s/ DOUGLAS E. CHILDRESS
                                           ------------------------------------
                                           Douglas E. Childress
                                           Executive Vice President and Chief
                                           Financial Officer