Form 10-Q
period 1999-06-30
TRISTAR AEROSPACE CO
filed 1999-08-16
CIK 1055231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended June 30, 1999

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

Indicate by check mark whether registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X__   No ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                    Number of shares outstanding at June 30, 1999
Common Stock, $.01 par value                       17,252,054

                              TRISTAR AEROSPACE CO.

                                    FORM 10-Q

                           Quarter Ended June 30, 1999


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

         Signatures

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                      June 30,         September 30,
                                                                        1999               1998
                                                                   -------------       -------------

ASSETS
Current assets:
  Cash                                                             $       8,568       $       8,202
  Accounts receivable, net                                                43,071              34,479
  Inventories, net                                                       112,432              94,980
  Other assets                                                             7,009               4,254
                                                                   -------------       -------------
    Total current assets                                                 171,080             141,915
Property & equipment, net                                                  6,412               3,932
Intangibles & other assets, net                                           32,897               9,911
                                                                   -------------       -------------
      Total assets                                                 $     210,389       $     155,758
                                                                   =============       =============
LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                                $       9,000       $         500
  Accounts payable                                                        26,742              21,272
  Accrued liabilities & other                                              7,312               5,447
                                                                   -------------       -------------
    Total current liabilities                                             43,054              27,219
                                                                   -------------       -------------
Long-term debt                                                            99,500              75,000
                                                                   -------------       -------------
Stockholders' equity
  Common stock, $.01 par value, 40,000,000 shares authorized                 173                 170
  Additional paid-in capital                                              26,551              25,694
  Retained earnings                                                       41,111              27,675
                                                                   -------------       -------------
   Total stockholders' equity:                                            67,835              53,539
                                                                   -------------       -------------
      Total liabilities & stockholders' equity                     $     210,389       $     155,758
                                                                   =============       =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                             Three Months                             Nine Months
                                                            Ended June 30,                           Ended June 30,
                                                    -----------------------------           -----------------------------
                                                         1999             1998                 1999              1998
                                                    -----------------------------           -----------------------------

Revenues                                            $  55,100           $  49,158           $ 156,727           $ 137,562

Cost of goods sold                                     37,248              33,456             106,094              93,871
                                                    ---------           ---------           ---------           ---------
   Gross Profit                                        17,852              15,702              50,633              43,691
                                                    ---------           ---------           ---------           ---------

Selling, general & administrative expenses              8,658               7,358              23,520              20,505
Compensation expense of stock options                       -               1,133                   -               1,486
                                                    ---------           ---------           ---------           ---------
   Operating Income                                     9,194               7,211              27,113              21,700

Interest and other expense
   Interest Expense                                     2,198               1,423               5,372               3,912
   Other Income                                           (47)                (41)               (166)               (124)
                                                    ---------           ---------           ---------           ---------
   Income before Taxes                                  7,043               5,829              21,907              17,912

Provision for income taxes                              2,722               2,258               8,471               6,843
                                                    ---------           ---------           ---------           ---------
Net Income                                          $   4,321           $   3,571           $  13,436           $  11,069
                                                    =========           =========           =========           =========



Earnings per share:
   Basic                                            $    0.25           $    0.21           $    0.78           $    0.66
   Diluted                                          $    0.24           $    0.20           $    0.74           $    0.62

Weighted average shares outstanding:
   Basic                                               17,228              16,772              17,131              16,646
   Diluted                                             18,309              18,138              18,190              17,929






        The accompanying notes are an integral part of these consolidated financial statements.


                     TRISTAR AEROSPACE CO. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 Nine Months
                                                                                Ended June 30,
                                                                         ---------------------------
                                                                           1999               1998
                                                                         --------           --------

Cash flows from operating activities
  Net income                                                             $ 13,436           $ 11,069
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
    (net of acquisition):
     Depreciation and amortization                                          1,627              1,077
     Provision for doubtful accounts                                          104                (72)
     Provision for excess and obsolete inventories                          1,457              1,819
     Compensation expense of stock options                                      -              1,486
  Changes in operating assets and liabilities
     (Increase) decrease in accounts receivable                            (6,475)            (9,529)
     (Increase) decrease in inventories                                    (7,757)           (25,943)
     (Increase) decrease in other assets                                   (2,391)            (2,163)
     Increase (decrease) in accounts payable & accrued expenses             1,723                 69
                                                                         --------           --------
       Net cash provided by (used in) operating activities                  1,724            (22,187)
                                                                         --------           --------

Cash flows from investing activities:
  Acquisition of business                                                 (30,389)                 -
  Capital expenditures                                                     (3,291)            (1,438)
                                                                         --------           --------
       Net cash provided by (used in) investing activities                (33,680)            (1,438)
                                                                         --------           --------

Cash flows from financing activities:
  Issuance of common stock                                                    860                835
  Borrowings from revolving facility                                        5,000             20,500
  Payments on revolving facility                                          (31,500)              (500)
  Borrowings from issuance of long-term debt                               61,000                  -
  Payments on long-term debt                                               (1,500)                 -
  Capitalization of loan fees                                              (1,538)                 -
                                                                         --------           --------
       Net cash provided by (used in) financing activities                 32,322             20,835
                                                                         --------           --------

Net increase (decrease) in cash                                               366             (2,790)
Cash, beginning of period                                                   8,202              4,764
                                                                         --------           --------
Cash, end of period                                                      $  8,568           $  1,974
                                                                         ========           ========

Supplemental cash flow information:
  Cash paid for interest                                                 $  4,312           $  3,748
  Cash paid for income taxes                                                9,025              7,435


        The accompanying notes are an integral part of these consolidated financial statements.

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - BASIS OF FINANCIAL STATEMENTS
Unless the context otherwise requires, reference to the "Company" in this Form 10-Q includes TriStar Aerospace Co. and its subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q under Section 13 of the Securities Exchange Act of 1934 and are filed pursuant to Rule 13a-13 and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all the adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Company's financial position as of June 30, 1999 and September 30, 1998, and the results of operations and cash flows for the three month and nine month periods ended June 30, 1999 and 1998. The results of operations for the three month and nine month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the financial statements and accompanying notes contained in the Company's Form 10-K dated as of September 30, 1998.

NOTE 2 - ACQUISITION OF BUSINESS
On March 24, 1999, the Company acquired the outstanding capital stock of Standard Parts & Equipment Corp. ("SPEC"), based in Fort Worth, Texas. The initial purchase price was approximately $28.2 million which included a cash payment of $24.7 million and the assumption of $3.5 million in debt. In June 1999, the Company made another payment of $1.9 million to the former shareholders of SPEC based upon SPEC meeting a certain earnings target as set forth in the purchase agreement. The Company may be required to make additional payments of up to $5.4 million contingent upon the results of SPEC's operations during the remainder of the calendar year ended December 31, 1999. The acquisition was accounted for under the purchase method. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based and upon their estimated fair market values. This treatment has resulted in approximately $20.8 million of cost in excess of the net assets acquired (goodwill). This excess (which will increase for any future contingent cash consideration) will be amortized on a straight-line basis over 30 years. The results of operations for SPEC have been included in the results of the Company since completion of the acquisition on March 24, 1999.

The table below presents the pro-forma combined results of the Company and SPEC for the nine month periods ended June 30, 1999 and 1998. As SPEC was an S corporation prior to the purchase, income taxes in the pro-forma calculation are based upon the Company's income tax rate.

                                          Nine Months
                                         Ended June 30,
                                 ----------------------------
                                   1999                1998
                                 ----------------------------
         Revenues                $168,101            $157,032
         Net Income                14,057              11,309
         Basic Earnings
           per share                 0.82                0.68
         Diluted Earnings
           per share                 0.77                0.63

NOTE 3 - LONG-TERM DEBT
In conjunction with the acquisition of SPEC, the Company amended and restated its credit agreement on March 24, 1999 ("Credit Agreement"). This restated agreement expanded the Company's credit facility from $100 million to $160 million. The $160 million includes a $110 million term note ("Term Note") and a $50 million revolving credit facility ("Revolver"). The Term Note was increased from $49 million to $110 million. The proceeds from this $61 million increase were used to pay down the revolver balance ($29.5 million), provide funding of approximately $28.2 million for the purchase of SPEC and provide funds for general corporate purposes. The Term Note is payable over a six year period with quarterly payments starting June 15, 1999 and ending on March 24, 2005. Any borrowings under the Revolver must be repaid by March 24, 2005. The interest rate on both the Term Note and the Revolver is set at the Euro dollar rate plus a spread not to exceed 2%. The interest rate was 7.07% as of June 30, 1999. As of June 30, 1999, the Company had no borrowings under its Revolver.

Future maturities of long-term debt at June 30, 1999 were as follows (in thousands):

                          For the years
                              ended
                          September 30,
                              1999                $  1,500
                              2000                  11,000
                              2001                  18,000
                              2002                  20,000
                              2003                  22,000
                           Thereafter               36,000
                                                  --------
                                                  $108,500
                                                  ========

NOTE 4 - COMPENSATION EXPENSE OF STOCK OPTIONS
On December 8, 1997, the Company issued options to purchase 158,000 shares of the Company's common stock to an executive at a discount from the fair market value at the date of grant. The Company recorded additional non-cash, non-recurring compensation expense related to these options of $1.1 million for the three month period ended June 30, 1998, and $1.5 million for the nine month period ended June 30, 1998.

NOTE 5 - ISSUANCE OF COMMON STOCK
During the nine months ended June 30, 1999, 207,312 shares of the Company's common stock were issued due to the exercise of stock options at an average price of $4.12.

NOTE 6 - FOOTNOTES INCORPORATED BY REFERENCE
Certain footnotes are applicable to the condensed consolidated financial statements but would be substantially unchanged from those presented in the Company's Form 10-K for the fiscal year ended September 30, 1998 filed with the Securities and Exchange Commission. Accordingly, reference should be made to those financial statements for the following:

                         NOTE                DESCRIPTION
                        ------  ----------------------------------------------
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

GENERAL
The Company is both a leading provider of customized inventory management services to original equipment manufacturers of aircraft and aircraft components, to commercial airlines and aircraft maintenance, repair and overhaul facilities and to aircraft facilities as well as a leading distributor of aerospace fasteners, fastening systems and related hardware. In fiscal year 1998 approximately 57.3% of the Company's revenues were derived from conventional sales ("conventional sales") and approximately 42.7% of the Company's revenues were derived from sales resulting from the Company's long-term inventory management agreements ("JIT services" or "JIT agreements"). For the nine months ended June 30, 1999 conventional sales and JIT services represented 49.7% and 50.3% of revenues, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES
Revenues increased $5.9 million, or 12.1%, to $55.1 million for the three month period ended June 30, 1999 compared to $49.2 million for the same period in 1998. The Company's revenues have increased primarily due to new JIT agreements, an expansion of service levels under certain existing JIT agreements and the acquisition of SPEC.

GROSS PROFIT
Gross profit increased $2.2 million, or 13.7%, to $17.9 million for the three month period ended June 30, 1999, compared to $15.7 million for the same period in 1998. The increase in gross profit was primarily due to an increase in revenues as noted above. Gross margin as a percentage of sales was 32.4% for the three months ended June 30, 1999, as compared to 31.9% for the same period in 1998. The increase in gross margin as a percent of sales was mainly due to decreased freight costs as a result of cost saving initiatives and a lower provision for obsolescence due to higher than expected turn rates of older inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") increased $1.3 million, or 17.7%, to $8.7 million for the three months ended June 30, 1999, compared to $7.4 million for the same period in 1998. The increase was primarily due to an increase in personnel costs necessary to support the growth of new and expanding JIT agreements as well as additional SG&A resulting from the acquisition of SPEC.

INTEREST EXPENSE
Interest expense increased $.8 million, or 54.5%, to $2.2 million for the three months ended June 30, 1999, as compared to $1.4 million for the same period in 1998. The increase was due to higher outstanding borrowings during the three months ended June 30, 1999, as compared to the same period in 1998. The higher outstanding borrowings are primarily the result of the acquisition of SPEC.

NET INCOME
Net income increased $.8 million, or 21.0%, to $4.3 million, or $0.24 per diluted share, for the three months ended June 30, 1999, compared to $3.6 million, or $0.20 per diluted share, for the same period in 1998. The increase in net income was primarily due to an increase in revenues and gross margins, which was somewhat offset by an increase in selling, general and administrative expenses and interest expense.

NINE MONTHS ENDED JUNE 30, 1999 AND 1998

REVENUES
Revenues increased $19.2 million, or 13.9%, to $156.7 million for the nine month period ended June 30, 1999, compared to $137.6 million for the same period in 1998. The Company's revenues have increased primarily due to new JIT agreements, an expansion of service levels under certain existing JIT agreements and the acquisition of SPEC.

GROSS PROFIT
Gross profit increased $6.9 million, or 15.9%, to $50.6 million for the nine month period ended June 30, 1999, compared to $43.7 million for the same period in 1998. The increase in gross profit was primarily due to an increase in revenues as noted above. Gross margin as a percentage of sales was 32.3% for the nine months ended June 30,

1999 compared to 31.8% for the same period in 1998. This increase in gross profit as a percentage of sales was mainly due to decreased freight costs as a result of cost saving initiatives and a lower provision for obsolescence due to higher than expected turn rates of older inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses increased $3.0 million, or 14.7%, to $23.5 million for the nine months ended June 30, 1999, compared to $20.5 million for the same period in 1998. The increase was primarily due to increased personnel costs necessary to support the growth in new and expanding JIT agreements as well as SG&A resulting from the acquisition of SPEC. However, SG&A as a percent of sales remained relatively constant at 15.0% compared to 14.9% for the same period in 1998.

INTEREST EXPENSE
Interest expense increased by $1.5 million, or 37.3% to $5.4 million for the nine months ended June 30, 1999, as compared to $3.9 million for the same period in 1998. The increase in interest expense was due to an increase in outstanding debt balances during the nine months ended June 30, 1999 as compared to the same period in 1998. The higher outstanding borrowings are primarily the result of the acquisition of SPEC.

NET INCOME
Net income increased $2.4 million, or 21.4%, to $13.4 million, or $0.74 per diluted share, for the nine months ended June 30, 1999, as compared to $11.1 million, or $0.62 per diluted share, for the same period in 1998. The increase in net income was primarily due to an increase in revenues offset somewhat by an increase in SG&A and interest expense.

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

The Company's working capital (current assets minus current liabilities) has increased $13.3 million, or 11.6%, to $128.0 million as of June 30, 1999, compared to $114.7 million as of September 30, 1998. The increase in working capital was mainly the result of higher accounts receivable ($6.5 million) and inventory ($7.7 million) levels needed to support the growth in revenues during the nine months ended June 30, 1999. The Company has been increasing inventory levels to support new JIT agreements and expansion of existing JIT agreements. Capital expenditures were $3.3 million for the nine months ended June 30, 1999 as compared to $1.4 million for the same period in 1998. This increase in capital expenditures was mainly due to expenditures for computer hardware and software to support the installation of an upgraded distribution system and a new financial system. Interest paid was $4.3 million for the nine months ended June 30, 1999 as compared to $3.7 million for the same period in 1998. The increase in interest was due to higher balances of outstanding debt throughout the current period primarily due to the acquisition of SPEC.

In conjunction with the acquisition of SPEC, the Company amended and restated its credit agreement on March 24, 1999 ("Credit Agreement"). The restated agreement expanded the Company's credit facility from $100 million to $160 million. The $160 million includes a $110 million term note ("Term Note") and a $50 million revolving credit facility ("Revolver"). The Term Note was increased from $49 million to $110 million. The proceeds from this $61 million increase were used to pay down the revolver balance ($29.5 million), provide funding of approximately $28.2 million for the purchase of SPEC and provide funds for general corporate purposes. The Term Note is payable over a six year period with quarterly payments starting June 15, 1999 and ending on March 24, 2005. Any borrowings under the Revolver must be repaid by March 24, 2005. The interest rate on both the Term Note and the Revolver is set at the Euro dollar rate plus a spread not to exceed 2%. The interest rate was 7.07% as of June 30, 1999. As of June 30, 1999, the Company had no borrowings under its Revolver. Management believes that the Company's current cash position, cash flows from operations and available borrowing capacity will be sufficient to fund its planned operations and capital expenditures for the remainder of fiscal 1999. Actual results may differ from this forward-looking statement.

OTHER
In its report on Form 10-K for the fiscal year ended September 30, 1998, the Company anticipated that its implementation of year 2000 compliant information technology systems would be completed by mid-1999. Although implementation of a year 2000 compliant financial system was completed by mid-1999, the Company anticipates that the upgrade of its distribution system will now be completed in the early part of the second half of 1999.

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

                                           INTEREST RATE SENSITIVITY
                                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                             (DOLLARS IN MILLIONS)

                                                          FOR FISCAL YEAR ENDED SEPTEMBER 30,
                                                          -----------------------------------
                                              1999        2000        2001         2002        2003  THEREAFTER
                                            -------     -------     -------      -------     ------- ----------
Bank Term Note, matures March 24,
 2005 payable quarterly at the
 Euro dollar rate plus a spread of 2.0%
   - scheduled principal payments           $ 1.5       $11.0       $18.0        $20.0       $22.0       $36.0
   - variable rate as of June 30, 1999       7.07%       7.07%       7.07%        7.07%       7.07%       7.07%

TRISTAR AEROSPACE CO. AND SUBSIDIARIES
PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

                  EXHIBIT NUMBER                     DESCRIPTION

                        27.1                         Financial Data Schedule

(b)  Reports on Form 8-K.

     The Company filed a report on Form 8-K on April 7, 1999 regarding the acquisition of Standard Parts & Equipment Corp. On June 4, 1999 the Company filed a report on Form 8-K/A which amended its previous report on Form 8-K reporting the acquisition of Standard Parts & Equipment Corp. and included audited financial statements for Standard Parts & Equipment Corp. as well as pro forma financial statements for the Company.



TRISTAR AEROSPACE CO. AND SUBSIDIARIES
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRISTAR AEROSPACE CO.
                                  (Registrant)


Date:    August 13, 1999            By: /s/ P. Quentin Bourjeaurd
                                        -------------------------
                                            P. Quentin Bourjeaurd
                                            President & Chief Executive Officer

Date:    August 13, 1999            By: /s/ Douglas E. Childress
                                        ------------------------
                                            Douglas E. Childress
                                            Executive Vice President and Chief
                                            Financial Officer